Form 10-Q
period 2020-09-30
SYBLEU Inc
filed 2020-11-03
CIK 1818674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 333-248059

SYBLEU INC.
(Exact name of small business issuer as specified in its charter)

Wyoming	85-1412307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, St 304, La Mesa, California 91942
(Address of Principal Executive Offices)

(619)-227-9192
(Issuer’s telephone number)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 28, 2020 there were 9,418,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.
CONDENSED BALANCE SHEETS

	As of	As of
	September 30, 2020 (unaudited)	June 30, 2020
ASSETS
CURRENT ASSETS
Cash	$155	$5,050
Prepaid Expenses	0	3,500
Total Current Assets	155	8,550
TOTAL ASSETS	$155	$8,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable, Related Party	24,669	11,329
Expenses Accrued but Unpaid	150	0
Total Current Liabilities	24,819	11,329
Total Liabilities	$24,819	$11,329

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001 9,353,000 shares issued and outstanding as of June 30,2020 and 9,418,000 shares issued and outstanding as of September 30, 2020	942	935
Additional Paid in capital	149	145
Retained Deficit	(25,755)	(3,859)
Total Stockholders' Equity (Deficit)	(24,664)	(2,779)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$155	$8,550

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

Three Months Ended September 30, 2020
TOTAL REVENUES	$—
COSTS AND EXPENSES
Research and Development:
Consulting Costs	4,011
Patent Application Costs	1,545
Total Research and Development	5,556
General and Administrative:
Transfer Agency Fees	715
Other General and Administrative Expenses	125
Total General and Administrative	840
Consulting:
Website Development
Legal Fees	500
Accounting	5,400
Other Consulting	3,500
Information Technology Consulting	6,100
Total Consulting	15,500
Total Costs and Expenses	21,896

OPERATING LOSS	(21,896)
NET LOSS Before taxes	(21,896)
Income Taxes	—
NET LOSS	$(21,896)
BASIC AND FULLY DILUTED LOSS PER SHARE	(0)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,515,780

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the three months ended September 30,2020
(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance July 1, 2020	9,353,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for nonemployee services July 8,2020	65,000	7	4		11
Net Loss Quarter ended September 30,2020				(21,896)	(21,896)
Balance September 30,2020	9,418,000	$942	$149	$(25,755)	$(24,664)

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF CASH FLOWS
For the three months ended September 30,2020
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(21,896)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	11
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	3,500
Increase (Decrease) in Accrued Expenses	150
Net Cash provided by (used) in Operating Activities	$(18,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Notes Payable, Related Parties	13,340
Net Cash provided by (used) in Financing Activities	13,340

Net Increase (Decrease) in Cash	$(4,895)

Cash at Beginning of Period	5,050
Cash at End of Period	$155

Supplemental Cash Flow Information:
Interest Paid	0
Income Taxes Paid	0

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of September 30, 2020

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SYBLEU INC. (“Company”) was organized June 12, 2020 under the laws of the State of Wyoming.

The Company intends to engage primarily in the development of regenerative medical applications up to the point of successful completion of Phase I and or Phase II clinical trials after which the Company would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The primary factor to be considered by us in arriving at a decision to advance an application further to Phase III clinical trials would be a greater than anticipated indication of efficacy seen in Phase I trials.

A. BASIS OF ACCOUNTING

The financial statements have been prepared using the basis of accounting generally accepted in the United States of America. Under this basis of accounting, revenues are recorded as earned and expenses are recorded at the time liabilities are incurred. The Company has adopted a June 30 year-end.

B. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C. CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date.  A fair value hierarchy requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that the Company uses to measure fair value:

Level 1:  Quoted prices in active markets for identical assets or liabilities

Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

E. RESEARCH AND DEVELOPMENT COSTS

Research and development expenses relate primarily to the cost of discovery and research programs. Research and development costs are charged to expense as incurred. Research and development expenses consist mainly of evaluating potential Contract Research Organizations and filing of a provisional patent application.

F. STOCK BASED COMPENSATION

Stock issued for Employee Compensation

Stock based compensation to employees is accounted for at the award’s fair value at grant, less the amount (if any) paid by the award recipient.

During the quarter ending September 30, 2020 no stock was issued for employee compensation.

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable. Stock issued for compensation to non employees during the quarter ended September 30, 2020 were accounted for at the fair value of the equity instruments issued as there were no dollar amounts billed to the Company for services rendered by the non employees.

In determining the Fair Value of shares issued as compensation, the Company took into account factors including the financial condition of the Company at the time of grant, the Company’s lack of profitability, the lack of cash sales of the Company’s stock, and the Company’s negative working capital as of the time of grant.

Pursuant to ASC 505-50-30-11505-50-30-11 an issuer shall measure the fair value of the equity instruments in these transactions using the stock price and other measurement assumptions as of the earlier of the following dates, referred to as the measurement date:

i.	The date at which a commitment for performance by the counterparty to earn the equity instruments is reached (a performance commitment); and
ii.	The date at which the counterparty’s performance is complete.

The Company has assessed that the date of issuance of the stock grant constituted commitment for performance therefore stock grants to nonemployees issued during the period were measured as of the issue date.The following Summarizes the Company’s issuance of stock for nonemployee services for the quarter ended September 30, 2020:

Balance July 1, 2020
Unvested Shares	0
Vested Shares	0
Total July 1, 2020	0
Shares Issued Vested	65,000
Balance September 30, 2020	65,000

In determining Fair Value for shares issued to nonemployees an asset based valuation method was utilized , specifically Enterprise Value(Assets Less Cash and Cash Equivalents plus Fair Value of Debt) less Fair Value of Debt. The following inputs were utilized.

65,000 of the Common Shares of the Company issued on July 8, 2020:

Fair Value of Intellectual Property as of July 8, 2020	1,545
Notes Payable as of July 8, 2020	13,329
Enterprise Value as of July 8, 2020	14,874
Less: Total Debt	(13,329)
Portion of Enterprise Value available to Common Shareholders	1,545
Per Share Portion of Enterprise Value available to Common Shareholders	$0.000164

G. INCOME TAXES

The Company accounts for income taxes using the liability method prescribed by ASC 740, “Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2020 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

The Company generated a deferred tax credit through net operating loss carry forward.  However, a valuation allowance of 100% has been established.

Interest and penalties on tax deficiencies recognized in accordance with ACS accounting standards are classified as income taxes in accordance with ASC Topic 740-10-50-19.

H.  BASIC EARNINGS (LOSS) PER SHARE

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 260, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. ASC 260 requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share. The Company has adopted the provisions of ASC 260 effective from inception.

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of September 30, 2020.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification.

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. The Company has adopted the provisions of this ASU effective the fiscal year ended 2020. This guidance did not have a material impact on the Company’s Financial Statements.

On February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842). The ASU requires organizations that lease assets, referred to as "lessees," to recognize on the consolidated statement of financial position the rights and obligations created by those leases. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The ASU on leases became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company has not adopted the provisions of this ASU. This guidance is not expected to have a material impact on the Company’s financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. The Company has not adopted the provisions of this ASU. This guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $25,755 during the period from June 12, 2020 (inception) through September 30, 2020. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. RELATED PARTY TRANSACTIONS.

Between July 8,2020 and September 30,2020 David R. Koos , the Company’s Chairman and Chief Executive Officer, of the Company was issued promissory notes in the aggregate principal amount of $13,340 as consideration for loans made to the Company by Mr. Koos. These Notes bear no interest and are payable upon the demand of the Holder.

NOTE 5. NOTES PAYABLE RELATED PARTY

David Koos	22,019
BST Partners	3,800
Notes Payable, Related Parties	$25,819

As of September 30, 2020 the Company is indebted to David R. Koos in the amount of $22,019.

As of September 30, 2020 the Company is indebted to BST Partners in the amount of $3,800.

BST Partners is controlled by David R. Koos.

NOTE 6. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of September 30, 2020:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 9,418,000  shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock shall receive, out of assets legally available for distribution to the Company’s stockholders, a ratable share in the assets of the Corporation.

NOTE 7. STOCK TRANSACTIONS

Common Stock

On July 7, 2020 the Company entered into an agreement with Dr. Stephen Hake whereby Dr. Hake agreed to serve as a member of the Company’s Scientific Advisory Board. Pursuant to the Agreement the Company is obligated to issue to Dr. Hake 40,000 of the Company’s common shares within 20 days of the execution of the Agreement.

On July 7, 2020 the Company entered into an agreement with Dr. Jason Garber whereby Dr. Garber agreed to serve as a member of the Company’s Scientific Advisory Board. Pursuant to the Agreement the Company is obligated to issue to Dr. Hake 25,000 of the Company’s common shares within 20 days of the execution of the Agreement.

On July 8, 2020 the Company issued 40,000 common shares to Dr. Stephen Hake

On July 8, 2020 the Company issued 25,000 common shares to Dr. Jason Garber.

NOTE 8. SUBSEQUENT EVENTS

Between October 1,2020 and October 15,2020 David R. Koos , the Company’s Chairman and Chief Executive Officer, of the Company was issued promissory notes in the aggregate principal amount of $1,150 as consideration for loans made to the Company by Mr. Koos. These Notes bear no interest and are payable upon the demand of the Holder.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's amended Form S-1 ( Amendment No.3) dated October 13,2020 . All references to” We”, “Us”, “Company” or the “Company” refer to SYBLEU INC.

As of September 30, 2020 we had Cash of $155 and as of June 30, 2020 we had Cash of $5,050.

The decrease in Cash of approximately 97% is attributable to cash expended in the operation of the business of the registrant partially offset by loans totaling $13,340 made to the Company by the Company’s Chief Executive Officer.

As of September 30, 2020 we had Prepaid Expenses of $0 and as of June 30, 2020 we had Prepaid Expenses of $3,500.

The decrease in Prepaid Expenses is attributable to completion of accounting services provided to the Company which had been prepaid in the prior period.

As of September 30, 2020 we had Notes Payable (Related Party) of $24,669 and as of June 30, 2020 we had Notes Payable (Related Party) of $11,329.

The increase in Notes Payable of approximately 118% is attributable to loans made to the Company by the Company’s Chief Executive Officer during the three months ended September 30, 2020.

As of September 30, 2020 the Company had $155 of Expenses Accrued but Unpaid and as of June 30, 2020 the Company had $0 of Expenses Accrued but Unpaid.

$155 of Expenses Accrued but Unpaid recognized as of September 30, 2020 represents amounts due to the Company’s Transfer Agent as of that date for services rendered.

Revenues from continuing operations were $0 for the quarter ended September 30, 2020 and Net Loss was $21,896 for that period. Net Loss for the period consisted primarily of expenses incurred by the Company attributable to services provided by consultants. As the Company has only been in existence since June 12, 2020 no meaningful analysis of material changes in operations as compared to the prior year’s accounting period can be provided.

From inception to September 30, 2020 the Company has met its cash needs by borrowing from related parties including the Company’s Chief Executive Officer and a corporation controlled by the Company’s Chief Executive Officer. In the absence of third party capital funding, the Company intends to rely significantly upon loans from related parties to meet our cash requirements over the next twelve months therefore we have concluded that we will be able to satisfy our cash requirements over the next twelve month. However, we have not entered into written agreements guaranteeing funds and, therefore, no one, including any related party, is obligated to provide funds to us in the future.

Although we feel we will be able to satisfy our cash requirements over the next twelve months, we also feel that we shall be required to seek additional financing in the future. Management plans to raise additional funds by obtaining governmental and nongovernmental grants as well as offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings. Management can give no assurance that any governmental or nongovernmental grant will be obtained by the Company despite the Company’s best efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of David Koos, who is the Company’s Principal Executive Officer and Joseph G. Vaini who is the Company’s Chief Financial Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on July 1, 2019 and ending on September 30, 2020, David Koos and Joseph G. Vaini , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2020 the Company issued 40,000 common shares to Dr. Stephen Hake as consideration for services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

On July 8, 2020 the Company issued 25,000 common shares to Dr. Jason Garber as consideration for services

The Shares were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.3	$2,000 Promissory Note
10.4	$1,000 Promissory Note
10.5	$2,400 Promissory Note
10.6	$2,000 Promissory Note
10.7	$1,800 Promissory Note
10.8	$500 Promissory Note
10.9	$415 Promissory Note
10.10	$75 Promissory Note
10.11	$500 Promissory Note
10.12	$500 Promissory Note
10.13	$150 Promissory Note
10.14	$500 Promissory Note
10.15	$500 Promissory Note
10.16	$500 Promissory Note
10.17	$500 Promissory Note
10.18	$500 Promissory Note
10.19	$500 Promissory Note
10.20	$150 Promissory Note
10.21	Assignments

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 3, 2020.

SYBLEU INC.

By:	/s/ David Koos
Name:	David Koos
Title:	Principal Executive Officer
Date:	November 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 3, 2020.

SYBLEU INC.

By:	/s/David Koos
Name:	David Koos
Title:	Chairman, Director
Date:	November 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 3, 2020.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Financial Officer
Date:	November 3, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on November 3, 2020.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Accounting Officer
Date:	November 3, 2020

