Form 10-Q
period 2020-12-31
SYBLEU Inc
filed 2021-01-15
CIK 1818674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of January 13, 2021 there were 10,418,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.
CONDENSED BALANCE SHEETS

	As of	As of
	December 31, 2020	June 30, 2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$58,094	$5,050
Prepaid Expenses	0	3,500
Total Current Assets	58,094	8,550
TOTAL ASSETS	$58,094	$8,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Notes Payable, Related Party	16,919	11,329
Expenses Accrued but Unpaid	302	0
Total Current Liabilities	17,221	11,329
Total Liabilities	$17,221	$11,329

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001 9,353,000 shares issued and outstanding as of June 30,2020 and 10,418,000 shares issued and outstanding as of December 31,2020	1,042	935
Additional Paid in capital	100,049	145
Retained Deficit	(60,218)	(3,859)
Total Stockholders' Equity (Deficit)	40,873	(2,779)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$58,094	$8,550

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended	Six Months Ended
	December 31, 2020	December 31, 2020
TOTAL REVENUES	$—	$—
COSTS AND EXPENSES
Research and Development:
Consulting Costs	7,800	11,811
Patent Application Costs	1,555	3,100
Total Research and Development	9,355	14,911
General and Administrative:
Transfer Agency Fees	4,500	5,215
Other General and Administrative Expenses	768	893
Total General and Administrative	5,268	6,108
Consulting:
Legal Fees		500
Accounting	3,240	8,640
Other Consulting	10,100	13,600
Information Technology Consulting	6,500	12,600
Total Consulting	19,840	35,340
Total Costs and Expenses	34,463	56,359

OPERATING LOSS	(34,463)	(56,359)
NET LOSS Before taxes	(34,463)	(56,359)
Income Taxes	—	—
NET LOSS	$(34,463)	$(56,359)
BASIC AND FULLY DILUTED LOSS PER SHARE	(0)	(0)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	9,989,429	9,750,776

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the six months ended December 31,2020
unaudited)

	Common
	Shares	Amount	Additional paid in Capital	Retained Deficit	Total
Balance July 1, 2020	9,353,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for nonemployee services
July 8,2020	65,000	7	4		11
Net Loss Quarter ended September 30,2020				(21,896)	(21,896)
Balance September 30,2020	9,418,000	$942	$149	$(25,755)	$(24,664)
Common Shares issued for cash November 9,2020	1,000,000	$100	$99,900		$100,000
Net Loss Quarter ended December 31,2020				$(34,463)	$(34,463)
Balance December 31,2020	10,418,000	$1,042	$100,049	$(60,218)	$40,873

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF CASH FLOWS
For the six months ended December 31,2020
(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(56,359)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	11
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	3,500
Increase (Decrease) in Accrued Expenses	302
Net Cash provided by (used) in Operating Activities	$(52,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in Notes Payable, Related Parties	5,590
Common Stock issued for Cash	100000
Net Cash provided by (used) in Financing Activities	105,590

Net Increase (Decrease) in Cash	$53,044

Cash at Beginning of Period	5050
Cash at End of Period	$58,094

Supplemental Cash Flow Information:
Interest Paid	0
Income Taxes Paid	0

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of December 31, 2020

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

During the quarter ending December 31, 2020 no stock was issued for employee compensation.

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable. Stock issued for compensation to non employees during the quarter ended September 30, 2020 was accounted for at the fair value of the equity instruments issued as there were no dollar amounts billed to the Company for services rendered by the non employees.

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

During the quarter ended December 31,2020, no stock was issued for non- employee compensation.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2020 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of December 31, 2020.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company generated net losses of $60,218 during the period from June 12, 2020 (inception) through December 31, 2020. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

On November 5th, 2020 the Company sold one million of its common shares (“Shares”) to The Stephen and Fredna Hake Trust DTD August 6, 2014 for consideration of $100,000. Dr. Stephen Hake, a Trustee of the Stephen and Fredna Hake Trust DTD August 6, 2014, serves as a member of the Scientific Advisory Board of the Company and has a pre-established relationship with the Company.

NOTE 4. RELATED PARTY TRANSACTIONS.

Between October 1, 2020 and December 31, 2020 David R. Koos , the Company’s Chairman and Chief Executive Officer, of the Company was issued promissory notes in the aggregate principal amount of $4,010 as consideration for loans made to the Company by Mr. Koos. These Notes bear no interest and are payable upon the demand of the Holder.

Between October 1, 2020 and December 31, 2020 BST Partners, a company controlled by David Koos, was issued a promissory note in the principal amount of $3,240 as consideration for a loan made to the Company by BST Partners.

This Note bears no interest and are payable upon the demand of the Holder.

On November 23,2020 the Company repaid $15,000 of principal indebtedness due to David Koos.

 NOTE 5. NOTES PAYABLE RELATED PARTY

David Koos	9,879
BST Partners	7,040
Notes Payable, Related Parties	$16,919

As of December 31, 2020 the Company is indebted to David R. Koos in the amount of $9,879.

As of December 31, 2020 the Company is indebted to BST Partners in the amount of $7,040.

BST Partners is controlled by David R. Koos.

NOTE 6. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of December 31, 2020:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 10,418,000  shares issued and outstanding.

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

NOTE 7. STOCK TRANSACTIONS

On November 5th, 2020 SYBLEU INC. (the “Company”) sold one million of its common shares (“Shares”) for consideration of $100,000.

NOTE 8. SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were available to be issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As of December 31, 2020 we had Cash of $58,094 and as of June 30, 2020 we had Cash of $5,050.

The increase in cash of approximately $1050% is primarily attributable to:

(a)	The sale by the Company of 1,000,000 of its common shares for consideration of $100,000
(b)	Net borrowings by the Company of 5,590 during the period beginning September 1,2020 and ending December 31,2020 offset by operational expenses incurred by the Company during the period beginning September 1,2020 and ending December 31,2020.

As of December 31, 2020 we had Prepaid Expenses of $0 and as of June 30, 2020 we had Prepaid Expenses of $3,500.

The decrease in Prepaid Expenses is attributable to completion of accounting services provided to the Company which had been prepaid in the prior period.

As of December 31, 2020 we had Notes Payable (Related Party) of $16,919 and as of June 30, 2020 we had Notes Payable (Related Party) of $11,329.

The increase in Notes Payable of approximately 49% is attributable to:

(a)	$24,879 loaned to the Company by the Company’s Chief Executive Officer during the period from inception to the quarter ended December 31,2020
(b)	$7,040 loaned to the Company by an entity controlled by the Company’s Chief Executive Officer during the period from inception to the quarter ended December 31,2020 offset by the repayment by the Company of $15,000 of principal indebtedness owed by the Company to the Company’s Chief Executive Officer.

As of December 31, 2020 the Company had $302 of Expenses Accrued but Unpaid and as of June 30, 2020 the Company had $0 of Expenses Accrued but Unpaid.

$302 of Expenses Accrued but Unpaid recognized as of December 31, 2020 represents amounts due to the Company’s Transfer Agent as of that date for services rendered.

Revenues from continuing operations were $0 for the quarter ended December 31, 2020 and Net Loss was $34,463 for that period. Net Loss for the period consisted primarily of expenses incurred by the Company attributable to services provided by consultants. As the Company has only been in existence since June 12, 2020 no meaningful analysis of material changes in operations as compared to the prior year’s accounting period can be provided.

From inception to September 30, 2020 the Company has met its cash needs by borrowing from related parties including the Company’s Chief Executive Officer and a corporation controlled by the Company’s Chief Executive Officer. From October 1,2020 to December 31,2020 the Company has met its cash needs by borrowing from related parties including the Company’s Chief Executive Officer and a corporation controlled by the Company’s Chief Executive Officer as well as by sale of shares of the Company’s common stock.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2019 and ending on December 31, 2020, David Koos and Joseph G. Vaini , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 5th, the Company sold one million of its common shares (“Shares”) to The Stephen and Fredna Hake Trust DTD August 6, 2014 for consideration of $100,000. Dr. Stephen Hake, a Trustee of the Stephen and Fredna Hake Trust DTD August 6, 2014, serves as a member of the Scientific Advisory Board of the Company and has a pre-established relationship with the Company.

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

The proceeds from the sale are being utilized by the Company for general corporate purposes.

Item 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.3	$2,000 Promissory Note
10.4	$1,000 Promissory Note
10.5	$2,400 Promissory Note
10.6	$2,000 Promissory Note
10.7	$1,800 Promissory Note
10.8	$500 Promissory Note
10.9	$415 Promissory Note
10.10	$75 Promissory Note
10.11	$500 Promissory Note
10.12	$500 Promissory Note
10.13	$150 Promissory Note
10.14	$500 Promissory Note
10.15	$500 Promissory Note
10.16	$500 Promissory Note
10.17	$500 Promissory Note
10.18	$500 Promissory Note
10.19	$500 Promissory Note
10.20	$150 Promissory Note
10.21	Assignments (x)
10.22	Stock Purchase Agreement (y)
10.33	Assignment dated 12/2 (z)
10.34	$1,850 Promissory Note
10.35	$200 Promissory Note
10.36	$810 Promissory Note
10.37	$3,240 Promissory Note

(a)	Incorporated by reference to Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 31, 2020
(b)	Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the quarter ended September 31, 2020
(c)	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 31, 2020
(d)	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 31, 2020
(e)	Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 31, 2020
(f)	Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 31, 2020
(g)	Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 31, 2020
(h)	Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended September 31, 2020
(i)	Incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended September 31, 2020
(j)	Incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 31, 2020
(k)	Incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 31, 2020
(l)	Incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended September 31, 2020
(m)	Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended September 31, 2020
(n)	Incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 31, 2020
(o)	Incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended September 31, 2020
(p)	Incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended September 31, 2020
(q)	Incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the quarter ended September 31, 2020
(r)	Incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q for the quarter ended September 31, 2020
(t)	Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarter ended September 31, 2020
(u)	Incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 31, 2020
(v)	Incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 31, 2020
(w)	Incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q for the quarter ended September 31, 2020
(x)	Incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q for the quarter ended September 31, 2020
(y)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Fprm 8-K filed November 9, 2020
(z)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Fprm 8-K filed December 4, 2020

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 15, 2021.

SYBLEU INC.

By:	/s/ David Koos
Name:	David Koos
Title:	Principal Executive Officer
Date:	January 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 15, 2021.

SYBLEU INC.

By:	/s/David Koos
Name:	David Koos
Title:	Chairman, Director
Date:	January 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 15, 2021.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Financial Officer
Date:	January 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on January 15, 2021.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Accounting Officer
Date:	January 15, 2021

