Form 10-Q
period 2021-03-31
SYBLEU Inc
filed 2021-09-24
CIK 1818674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 20,2021 there were 10,418,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.

CONDENSED BALANCE SHEETS

	As of	As of
	March 31,2021	June 30,2020
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$27,002	$5,050
Prepaid Expenses	0	3,500
Total Current Assets	27,002	8,550
OTHER ASSETS
Investment Securities	133,900
Total Other Assets	133,900
TOTAL ASSETS	$160,902	$8,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	21,394
Notes Payable, Related Party	8,919	11,329
Expenses Accrued but Unpaid	0	0
Total Current Liabilities	30,313	11,329
Total Liabilities	$30,313	$11,329

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001 9,353,000 shares issued and outstanding as of June 30,2020 and 10,418,000 shares issued and outstanding as of March 31,2021	1,042	935
Additional Paid in capital	100,049	145
Retained Deficit	29,498	(3,859)
Total Stockholders' Equity (Deficit)	130,589	(2,779)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$160,902	$8,550

The Accompanying Notes are an Integral Part of These Financial Statements

 SYBLEU INC.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Three Months Ended	Nine Months Ended
	March 31,2021	March 31,2021
REVENUES
License Fees	$177,450	$177,450
TOTAL REVENUES	177,450	177,450
COSTS AND EXPENSES
Research and Development:
Consulting Costs	11,350	23,161
Patent Application Costs		3,100
Total Research and Development	11,350	26,261
General and Administrative:
Transfer Agency Fees	150	5,365
Other General and Administrative Expenses	750	1,643
Total General and Administrative	900	7,008
Consulting:
Legal Fees	—	500
Accounting	3,240	11,880
Other Consulting		13,600
Information Technology Consulting	7,300	19,900
Total Consulting	10,540	45,880

Total Costs and Expenses	22,790	79,149
OPERATING Income( LOSS)	154,660	98,301

OTHER INCOME AND EXPENSES
Unrealized Gain ( Loss) on Investment Securities	(43,550)	(43,550)
TOTAL OTHER INCOME (EXPENSES)	(43,550)	(43,550)
NET LOSS BEFORE TAXES	111,110	54,751
Provision for Income Taxes	(21,394)	(21,394)
NET INCOME ( LOSS)	$89,716	$33,357
BASIC AND FULLY DILUTED LOSS PER SHARE	$0.01	$0.00
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,418,000	9,970,740

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.

CONDENSED STATEMENT OF SHAREHOLDERS EQUITY

For the nine months ended  March 31,2021

(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Total
Balance July 1, 2020	9,353,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for nonemployee services July 8,2020	65,000	7	4		11
Net Loss Quarter ended September 30,2020				(21,896)	(21,896)
Balance September 30,2020	9,418,000	$942	$149	$(25,755)	$(24,664)
Common Shares issued for cash November 9,2020	1,000,000	$100	99,900		$100,000
Net Loss Quarter ended December 31,2020				(34,463)	(34,463)
Balance December 31,2020	10,418,000	$1,042	$100,049	$(60,218)	$40,873
Net Income Quarter ended March 31,2021				89,716	89,716
Balance March 31,2021	10,418,000	$1,042	$100,049	$29,498	$130,589

 The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended March  31,2021

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$33,357
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	11
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	3,500
Increase (Decrease) in Accrued Expenses	0
(Increase) Decrease in Securities accepted as Payment	(177,450)
Increase (Decrease) in Income Tax Payable	21394
Unrealized Loss ( Gain) in Investment Securities	43550
Net Cash provided by (used) in Operating Activities	$(75,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable, Related Parties	(2,410)
Common Stock issued for Cash	100,000
Net Cash provided by (used) in Financing Activities	97,590

Net Increase (Decrease) in Cash	$21,952

Cash at Beginning of Period	5050
Cash at End of Period	$27,002

Supplemental Cash Flow Information:
Interest Paid	0
Income Taxes Paid	0

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of March 31, 2021

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

During the quarter ended March 31 ,2021 no stock was issued for employee compensation.

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

During the quarter ended March 31,2021, no stock was issued for non- employee compensation.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2021 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of March 31, 2021.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal earnings during the period from June 12, 2020 (inception) through March 31,2021. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. RELATED PARTY TRANSACTIONS.

As of March 31, 2021 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of  $1,879 ( “Koos Notes”).

As of March 31,2021 the Company is indebted to BST Partners, Inc. , a company controlled by David Koos, in the amount of $7,040 ( “BST Notes”)

Both the Koos Notes and BST Notes bear no interest and are due and payable upon demand of the Holder.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 provided to the Company by BST Partners, Inc. on a month to month basis free of charge. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space.

NOTE 5. NOTES PAYABLE RELATED PARTY

David Koos	1,879
BST Partners	7,040
Notes Payable, Related Parties	$8,919

As of March 31, 2021 the Company is indebted to David R. Koos in the amount of $1,879.

As of March 31, 2021 the Company is indebted to BST Partners in the amount of $7,040.

BST Partners is controlled by David R. Koos.

NOTE 6. INVESTMENT SECURITIES

On March 11, 2021 the Company was paid 6,500 common shares of Oncology Pharma, Inc. pursuant to an agreement entered into by and between the Company and Oncology Pharma, Inc. whereby the Company granted Oncology Pharma, Inc. an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by the Company.

On March 31, 2021 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of March 31, 2021:

6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the Quarter ended March 31,2021
$177,450	$133,900	$43,550	$(43,550)

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of March 31, 2021:

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

NOTE 9. STOCK TRANSACTIONS

No equity securities were issued by the Company during the quarter ended March 31,2021.

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

As of March 31, 2021 we had Cash of $27,002 and as of June 30, 2020 we had Cash of $5,050.

The increase in cash of approximately 434% is primarily attributable to the sale by the Company of 1,000,000 of its common shares for consideration of $100,000 offset by the cost of operating the Company’s business as well as net payments on principal indebtedness in the amount of 2,410.

As of March 31, 2021 we had Investment Securities of $133,900 and as of June 30 , 2020 we had Investment Securities of $0.

The Company’s Investment Securities are attributable to 6,500 common shares of Oncology Pharma, Inc. paid to the Company pursuant to an agreement entered into by and between the Company and Oncology Pharma, Inc. whereby the Company granted Oncology Pharma, Inc. an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by the Company.

As of March 31,2021 we had Income Tax Payable of $21,394 and as of June 30, 2020 we had Income Tax Payable of $0.

Income Tax Payable as of the fiscal year ended 2021 is completely attributable to a tax provision recognized for income taxes payable in the calendar year ended December 31,2021.

As of March 31, 2021 we had Notes Payable Related Party of $8,919 a reduction of 21% as compared to Notes Payable, Related Party as of June 30, 2020. This reduction is attributable to net repayments of Notes Payable in the amount of $2,410 during the nine months ended March 31, 2021.

As of March 31, 2021 we had Prepaid Expenses of $0 and as of June 30, 2020 we had Prepaid Expenses of $3,500.

The decrease in Prepaid Expenses is attributable to completion of accounting services provided to the Company which had been prepaid in the prior period.

Revenues from continuing operations were $177,450 for the quarter ended March 31, 2021 and Net Income was $89,716 for that period. Revenue was completely attributable to 6,500 common shares of Oncology Pharma, Inc. paid to the Company pursuant to an agreement entered into by and between the Company and Oncology Pharma, Inc. whereby the Company granted Oncology Pharma, Inc. an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by the Company. Operating Income for the quarter ended March, 2021 was $154,600. As the Company has only been in existence since June 12, 2020 no meaningful analysis of material changes in operations as compared to the prior year’s accounting period can be provided.

Revenues from continuing operations were $177,450 for the nine months ended March 31, 2021 and Net Income was $33,357 for that period. Revenue was completely attributable to 6,500 common shares of Oncology Pharma, Inc. paid to the Company pursuant to an agreement entered into by and between the Company and Oncology Pharma, Inc. whereby the Company granted Oncology Pharma, Inc. an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by the Company. Operating Income for the nine months ended March, 2021 was $98,301. As the Company has only been in existence since June 12, 2020 no meaningful analysis of material changes in operations as compared to the prior year’s accounting period can be provided.

As of March 31, 2021 we had $14,297 in cash on hand and current liabilities of $30,313 such liabilities consisting of Income Tax Payable and Notes Payable. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of March 31, 2021 the Company was not party to any binding agreements which would commit SYBLEU to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2021 and ending on March 31, 2021, David Koos and Joseph G. Vaini , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended March 31, 2021.

EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.3	$2,000 Promissory Note
10.4	$1,000 Promissory Note
10.5	$2,400 Promissory Note
10.6	$2,000 Promissory Note
10.7	$1,800 Promissory Note
10.8	$500 Promissory Note
10.9	$415 Promissory Note
10.10	$75 Promissory Note
10.11	$500 Promissory Note
10.12	$500 Promissory Note
10.13	$150 Promissory Note
10.14	$500 Promissory Note
10.15	$500 Promissory Note
10.16	$500 Promissory Note
10.17	$500 Promissory Note
10.18	$500 Promissory Note
10.19	$500 Promissory Note
10.20	$150 Promissory Note
10.21	Assignments (x)
10.22	Stock Purchase Agreement (y)
10.33	Assignment dated 12/2 (z)
10.34	$1,850 Promissory Note
10.35	$200 Promissory Note
10.36	$810 Promissory Note
10.37	$3,240 Promissory Note
10.38	License Agreement (aaa)

(a)	Incorporated by reference to Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 31, 2020

(b)	Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the quarter ended September 31, 2020

(c)	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 31, 2020

(d)	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 31, 2020

(e)	Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 31, 2020

(f)	Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 31, 2020

(g)	Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 31, 2020

(h)	Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended September 31, 2020

(i)	Incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended September 31, 2020

(j)	Incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 31, 2020

(k)	Incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 31, 2020

(l)	Incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended September 31, 2020

(m)	Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended September 31, 2020

(n)	Incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 31, 2020

(o)	Incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended September 31, 2020

(p)	Incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended September 31, 2020

(q)	Incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the quarter ended September 31, 2020

(r)	Incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q for the quarter ended September 31, 2020

(t)	Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarter ended September 31, 2020

(u)	Incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 31, 2020

(v)	Incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 31, 2020

(w)	Incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q for the quarter ended September 31, 2020

(x)	Incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q for the quarter ended September 31, 2020

(y)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 9, 2020

(z)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 4, 2020

(aaa) incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 24,2021

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2024.

SYBLEU INC.

By:	/s/ David Koos
Name:	David Koos
Title:	Principal Executive Officer
Date:	September 24, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2024.

SYBLEU INC.

By:	/s/David Koos
Name:	David Koos
Title:	Chairman, Director
Date:	September 24, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2024.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Financial Officer
Date:	September 24, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on September 24, 2024.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Accounting Officer
Date:	September 24, 2024

