Form 10-K
period 2021-06-30
SYBLEU Inc
filed 2021-09-24
CIK 1818674

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the fiscal year ending June 30, 2021

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from __________ to __________.

Commission file number: 333-248059

SYBLEU INC.
(Name of small business issuer in its charter)

Wyoming	85-1412307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, Suite 304, La Mesa, California, 91942
(Address of Principal executive offices)

Issuer’s telephone number: (619) 227-9192

Securities registered under Section 12(b) of the “Exchange Act”: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   N/A

As of September 20, 2021 SYBLEU INC had : 10,418,000 common shares outstanding.

In this annual report, the terms “SYBLEU INC.. ”, “SYBLEU”, “Company”, “we”, or “our”, unless the context otherwise requires, mean SYBLEU INC., a Wyoming corporation..

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	dependence on key personnel;

•	competitive factors;

•	degree of success of research and development programs

•	the operation of our business; and

•	general economic conditions

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

Item 1. Business

We were incorporated June 12, 2020 under the laws of the State of Wyoming. We are a majority owned subsidiary of Cell Source Research, Inc., a Delaware corporation. We intend to engage primarily in the development of regenerative medical applications up to the point of successful completion of Phase I and or Phase II clinical trials after which the Company would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The primary factor to be considered by us in arriving at a decision to advance an application further to Phase III clinical trials would be a greater than anticipated indication of efficacy seen in Phase I trials.

On July 14, 2020 we were assigned all right, title, and interest to intellectual property related to methods, devices, and techniques useful for enhancing function of a cellular graft through photoceutical ( the use of low level light therapeutics) manipulation. These rights were assigned to us by the Company’s Chief Executive Officer and Entest Biomedical, Inc., a California corporation controlled by the Company’s Chief Executive Officer.

This intellectual property forms the basis of the Company’s first medical application under development ( “Cell Transplant IP”).

Principal Products and Services

The Cell Transplant IP comprises methods, devices, and techniques useful for enhancing function of a cellular graft through photoceutical manipulation.

The Cell Transplant IP encompasses the following:

(a)	Methods of increasing efficacy of a cell for use in transplantation by pretreatment of said cell prior to transplantation with a laser irradiation

(b)	Methods of augmenting efficacy of a cellular graft subsequent to transplantation by treating the area in which said graft will be transplanted with laser irradiation

(c)	Methods of decreasing neutropenic (Neutropenia is a condition that results when the body does not have enough neutrophils, an important white blood cell that fights infections) time in a patient subsequent to a hematopoietic cell transplantation consisting of: a) extraction of a hematopoietic ( blood cell forming) stem cell source; b) administration of low level laser irradiation to said hematopoietic stem cell source at a sufficient energy and wavelength to increase hematopoietic reconstitution activity of said hematopoietic stem cell source; c) administration of treated cells; and/or d) providing low level laser irradiation to long bones of said patient at a sufficient energy and wavelength to increase hematopoietic stem cell engraftment.

(d)	Methods of treating a cytopenia ( low blood cell count) consisting of : a) extraction of a hematopoietic stem cell source; b) administration of low level laser irradiation to said hematopoietic stem cell source at a sufficient energy and wavelength to increase hematopoietic reconstitution activity of said hematopoietic stem cell source; c) administration of treated cells; and/or d) providing low level laser irradiation to long bones of said patient at a sufficient energy and wavelength to increase hematopoietic stem cell engraftment.

The Cell Transplant IP is intended to be utilized primarily in connection with Hematopoietic stem cell transplantation. Hematopoietic stem cell transplantation involves the intravenous infusion of autologous or allogeneic stem cells collected from bone marrow, peripheral blood, or umbilical cord blood to reestablish hematopoietic function in patients whose bone marrow or immune system is damaged or defective.

In hematopoietic cell transplantation, the patient is given very high doses of chemotherapy or radiation therapy, intended to kill resistant cancer cells. This also destroys the normal cells in the bone marrow, including stem cells. After the treatment, the patient is given a supply of transplanted stem cells. The transplanted cells then reestablish the blood cell production process in the bone marrow.

In situations of hematopoietic stem cell transplantation recipient bone marrow is usually ablated in order to provide “space” for the donor bone marrow cells. Additionally, when treatment of hematological malignancies is being performed, the recipient cells need to be eradicated in order to cure the neoplasia (uncontrolled growth of cells). This process of hematological ablation (removal of tissue) involves exposing the patient to a period of immune deficiency. During this period multiple infections occur, which in a non- insignificant number of cases are lethal. Accordingly, it is of great interest accelerate the process of donor bone marrow engraftment and hematopoietic reconstitution.

The Cell Transplant IP provides means of “preactivating” a cellular graft before implantation. Said “preactivation” refers to induction of biochemical processes within the graft so as to allow for: a) increased viability; b) augmented function; c) accelerated integration with the tissue in which implantation of cellular graft has occurred. In the context of hematopoietic stem cell the IP provides methods of augmenting ability of transplanted stem cells to enter and incorporate into the bone marrow niche, to self renew and proliferate once established in said niche, and to generate blood cells. Preactivation is accomplished through the use of low level laser irradiation before infusion. Administration of low level laser irradiation to long bones may also be used for acceleration of stem cell reconstitution after administration. The above statements regarding preactivation of a cellular graft and any descriptions within this document of the benefits of preactivating a cellular graft with the Cell Transplant IP before implantation are based solely on management’s belief.

The preactivation of stem cells before administration in myeloablated patients may be performed with a medical device comprised of a closed system. Myeloablation is a severe form of myelosuppression; a condition in which bone marrow activity is decreased, resulting in fewer red blood cells, white blood cells, and platelets.

Said device contains an inlet that connects in a closed manner to a cryobag using connection systems available in the art such as Leuer Lock (a device utilizing leak free fittings which are securely joined by means of a tabbed hub on the female fitting which screws into threads in a sleeve on the male fitting). Access to cells pre and post-irradiation is provided using valves that allow for sample collection. This is an important part of quality control for the cells. Classical parameters of interest include cell viability and morphology.

Said device further consists of a surface area of sufficient size so that cells from the cryobag or other sterile source can be exposed to irradiation in a uniform or semi-uniform manner. Said device may further possess a rocking mechanism to ensure cell dispersion. Under the surface area a low level laser is provided that administers the desired frequency and intensity of laser irradiation to said cells

The Company has yet to either develop or in license the closed system described above. Such a closed system would likely be regulated as a Medical Device. The FDA regulates the development, clinical testing, manufacturing, labeling, storage, record-keeping, promotion, marketing, sales, distribution and post-market support and reporting of medical devices in the United States to ensure that medical products distributed domestically are safe and effective for their intended uses.

Unless an exemption applies, before a medical device can be commercially distributed in the United States and, depending on the classification of the device, either prior 510(k) clearance, 510(k) de-novo clearance or premarket approval (PMA), must be obtained from the FDA. A 510(k) is a premarket submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device. A 51(k) de novo establishes new “device type” along with classification)

The FDA classifies medical devices into one of three classes based on the degree of risk associated with each medical device and the extent of regulatory controls needed to ensure the device’s safety and effectiveness:

•	Class I devices, which are low risk and subject to only general controls (e.g., registration and listing, medical device labeling compliance, Medical Device Reporting Regulations, Quality System Regulations, and prohibitions against adulteration and misbranding) and, in some cases, to the 510(k) premarket clearance requirements;

•	Class II devices, which are moderate risk and generally require 510(k) or 510(k) de-novo premarket clearance before they may be commercially marketed in the United States as well as general controls and potentially special controls like performance standards or specific labeling requirements; and

•	Class III devices, which are devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device. Class III devices generally require the submission and approval of a PMA supported by clinical trial data.

No assurance can be given that any device which may be utilized to function as part of the “closed system” described would be granted approval by the FDA to be commercially distributed. The Company has yet to determine whether it will attempt to develop such a “closed system” internally or attempt to in license such a system. Such determination is intended to occur upon consultation with a Contract Research Organization or other qualified expert. The Company has yet to retain a Contract Research Organization or consult with an expert qualified to advise the Company regarding medical devices. The Company has not conducted any preclinical studies to provide evidence of the Company’s belief that the Cell Transplant IP provides a means to preactivate a cellular graft before implantation and that such preactivation would provide the benefits described above.

In arriving at the belief that the Cell Transplant IP provides a means to preactivate a cellular graft and that such preactivation would provide the benefits described above the Company took into consideration the following published studies :

“Low Level Laser Irradiation Precondition to Create Friendly Milieu of Infarcted Myocardium and Enhance Early Survival of Transplanted Bone Marrow Cells” Published in the Journal of Cellular and Molecular Medicine September 2009.

Study addressed: (1) whether low-level laser irradiation (LLLI) pre-treatment change the local cardiac micro-environment after myocardial infarction (MI) and (2) whether the LLLI preconditions enhance early cell survival and thus improve therapeutic angiogenesis and heart function. This study demonstrated that LLLI precondition significantly enhanced early cell survival rate of implanted bone marrow mesenchymal stem cells ( BMSCs) by 2-fold and decreased the apoptotic (cell self-destruction ) percentage of implanted BMSCs in infarcted myocardium and thus increased the number of newly formed capillaries. Mesenchymal stem cells (MSCs) are multipotent stem cells found in bone marrow that are important for making and repairing skeletal tissues, such as cartilage, bone and the fat found in bone marrow.

“In vitro effects of low-level laser irradiation for bone marrow mesenchymal stem cells: proliferation, growth factors secretion and myogenic differentiation.” Published December 2008 in Lasers in Surgery and Medicine..

This study concluded that LLLI stimulates proliferation, increases growth factors secretion and facilitates myogenic differentiation of BMSCs. Therefore, LLLI may provide a novel approach for the preconditioning of BMSCs in vitro prior to transplantation.

“Low-level laser irradiation (LLLI) promotes proliferation of mesenchymal and cardiac stem cells in culture” published in Lasers in Surgery and Medicine April 2007.

Isolation of MSCs and CSCs was performed. The cells were cultured and laser irradiation was applied. The number of MSCs and CSCs up to 2 and 4 weeks respectively, post-LLLI demonstrated a significant increase in the laser-treated cultures as compared to the control. This study demonstrates the ability of LLLI to promote proliferation of MSCs and cardiac stem cells (CSCs) in vitro.

All of the abovementioned studies were conducted by third parties unaffiliated with the Company or management of the Company.

On December 2, 2020 SYBLEU INC. (the “Company”) was assigned all right, title, and interest to intellectual property related to intratumoral administration of a combination of a chemotherapeutic agent and an immunomodulatory agent for cancer therapy ( “Cancer Therapy IP”).

The concept of the Cancer Therapy IP is the simultaneous intratumoral injection of a chemotherapeutic agents in combination with immunomodulatory agents in sustained release formulations. The chemotherapeutic agent is for the purpose of directly killing the tumor cells for the release of antigens while the immunomodulatory protein or factor is to stimulate the antigenic response of the host to the antigens.

These rights were assigned to the Company by the Company’s Chief Executive Officer and Entest BioMedical, Inc., a California corporation controlled by the Company’s Chief Executive Officer. The aforementioned assignment constituted a contribution of intellectual property to the Company. There is no termination date of the assignment. No term or condition of the assignment would cause ownership of the intellectual property rights to revert back to David Koos and Entest BioMedical, Inc. No payment of any sort is required by to be made the Company to either David Koos or Entest BioMedical, Inc. pursuant to the assignment. The Company is not required to meet any particular benchmark or pay a royalty of any sort pursuant to this assignment.

On February 24, 2021 SYBLEU INC. ( the “Company”) and Oncology Pharma, Inc. ( “Licensee”) entered into an agreement whereby the Company granted the Licensee an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by the Company (“Agreement”).

This intellectual property relates to intratumoral administration of a combination of a chemotherapeutic agent and an immunomodulatory agent for cancer therapy ( “Cancer Therapy IP”). The concept of the Cancer Therapy IP is the simultaneous intratumoral injection of a chemotherapeutic agents in combination with immunomodulatory agents in sustained release formulations. The chemotherapeutic agent is for the purpose of directly killing the tumor cells for the release of antigens while the immunomodulatory protein or factor is to stimulate the antigenic response of the host to the antigens.

The term of the Agreement is fifteen years from the Effective Date.

Pursuant to the Agreement:

(a)	Licensee shall pay to the Company a non-refundable, upfront payment of six thousand five hundred shares of Oncology Pharma, Inc. common stock as a license initiation fee which must be paid within 10 days of the Effective Date of the Agreement

(b)	royalties equal to five percent (5%) of the Net Sales of any Licensed Products in a quarter.

Net Sales are defined in the Agreement as the gross invoiced amount, and/or the monetary equivalent of any other consideration actually received by Licensee and/or its sublicensees, for the transfer of a Licensed Product, less any of the following items that are itemized on the relevant invoice or which Licensee can demonstrate have been actually paid or credited with respect to such transfer.

Licensed Product is defined in the Agreement as (a) any method, procedure, service or process that incorporates, uses, used, is covered by, infringes or would infringe any of the licensed intellectual property in the U.S. or foreign jurisdictions; and (b) any apparatus, material, equipment, machine or other product that incorporates, uses, used, is covered by, infringes or would infringe any of the licensed intellectual property in the U.S. or foreign jurisdictions but for the rights granted pursuant to this Agreement.

Oncology Pharma Inc. is a publicly traded company whose common shares trade on the OTC Pink market under the symbol ONPH.

Distribution methods of the products or services:

If circumstances allow and subject to then current market conditions and available capital, we intend to enter into licensing and/or sublicensing agreements with outside entities in order that the Company may, if the Company is successful in securing its intellectual property claims, allow it to obtain royalty income on the products and services which it may develop and commercialize.

Competitive business conditions and the Company’s competitive position in the industry and methods of competition

We are recently formed and have yet to achieve consistent revenues or profits and there can be no assurance that we will generate revenues or, if are successful, that we can do so at levels that will allow us to achieve and sustain positive cash flow and profitability and, if so, for any period of time..  The industry in which we intend to compete are highly competitive and characterized by rapid technological advancement. Many of our competitors have greater resources than we do.

We intend to be competitive by utilizing the services and advice of individuals that we believe have expertise in their field in order that we can concentrate our resources on projects in which products and services in which we have the greatest potential to secure a competitive advantage  may be developed and commercialized .

To that effect, we have entered into nonemployee consulting agreements with individuals who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to us in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner.

These individuals are as follows:

SCIENTIFIC ADVISORY BOARD MENBERS

Dr. Steven E. Hake, M.D.

Dr. Hake obtained his medical degree from The Chicago Medical School. Dr. Hake has been certified by American Board of Radiology since June 1992. Dr. Hake’s professional affiliations are with the Alpha Omega Alpha Honorary Medical Society and the American College of Radiology.

On July 7, 2020 the Company entered into an agreement with Dr. Stephen Hake whereby Dr. Hake agreed to serve as a member of the Company’s Scientific Advisory Board. Pursuant to the Agreement the Company is obligated to issue to Dr. Hake 40,000 of the Company’s common shares within 20 days of the execution of the Agreement.

Pursuant to the Agreement Dr. Hake shall advise the Company on various matters regarding biotechnology for the Company. Dr. Hake Member shall refer Company to appropriate researchers on specific topics and provide input on research data the company is developing. The frequency and timing of such services shall be established on a mutually agreeable basis. In the event Dr. Hake is requested to provide research services, such services will be negotiated separately between Dr. Hake and the Company.

The Term of the Agreement commenced on July 8, 2020 and the Agreement shall expire on July 7,2021. The Term of the Agreement may be extended by mutual agreement between the parties.

40,000 common shares of SYBLEU INC. were issued to Dr. Hake on July 8, 2020 as consideration for his service as a member of the Company’s Scientific Advisory Board.

Dr. Jason E. Garber, MD.

Dr. Garber obtained his medical degree from The University of Texas Health Science Center at San Antonio. Dr. Garber is Board Certified in Neurological Surgery by the American Board of Neurological Surgery

Dr. Garber was awarded a Cloward Fellowship Award in 2001 and has authored the following papers in the following publications:

Hassenbusch, SJ, Garber, JE: “Alternative Intrathecal Agents for Pain,” Neuromodulation, Volume 2, Number 2, 1999 89-95.

Garber, JE, Hassenbusch, SJ: “Innovative Intrathecal Analgesics,” Pain surgery, Burchiel, K (ed): In Press.

Garber, JE, Hassenbusch, SJ: “Interventional Pain Management: Can Charges be Effectively Minimized without Compromising Quality?” Pain Digest: In Press.

Garber, JE, Hassenbusch, SJ: Neurosurgical Operations on the Spinal Cord. Bonica’s Management of Pain, 3rd Edition, Loeser, JD (ed), Medica, PA: Williams and Wilkins, 1998: In Press.

Garber, JE, Hassenbusch, SJ: “Spinal Administration of Non-Opiate Analgesics in the Management of Pain,” Interventional Pain Management, 2nd Edition, Waldman, SD (ed), WB Saunders: In Press

Nguyen H, Garber JE, Hassenbusch SJ: Spinal Analgesics. In: Staats P and Fleisher LA (eds). Anesthesiology Clinics of North America, Saunders: Philadelphia, pp. 805-816, 2003.

Garber, JE, Thalgott JS, Christensen SD: Anterior Lumbar Interbody Fusion via the Anterior Retroperitoneal Approach: Strategic Tactics for Avoiding Complications. The NNI Journal, Volume 2, Issue 3, 2006 62-65.

Garber, JE, Thalgott JS, Fogarty M, Caiazza S: Dynamic Stabilization of the Lumbar Spine: Past, Present, and Future Innovations. The NNI Journal, Volume 3, Issue 1, 2007 pp. 84-87.

Garber, JE, Saxena RC, Malone K: The Identification and Treatment of a Lumbar Plasmacytoma: A Case Report and Topic Review. The NNI Journal, Volume 3, Issue 3, 2007 pp. 135-139

Garber, JE, Malone K: Utilizing a Lateral Extracavitary Approach for Failed Lumbar Spine Fusion Procedures: A Case Study with Imaging Considerations in Lumbar Fusions. The NNI Journal, Volume 4, Issue pp. 14-15.

Garber, JE, Christian G, Serrano S, Malone K: Surgical Treatment of Intradural Extramedullary Spine Tumors. The NNI Journal, Volume 5, Issue 1, April 2009.

Garber, JE, Christian G, Serrano S, Malone, K: Nail-Gun Misfire Resulting in Penetrating Intracranial Injury. The NNI Journal, Volume 5, Issue 1, April 2009.

Garber, JE, Christian G, Serrano S, Malone, K: Craniocervical Fixation Series and Review of Literature. The NNI Journal, Volume 6, Issue 1, Jan 2010.

Dr. Garber has made the following professional presentations:

1. 1999 Congress of Neurological Surgeons (CNS) Meeting, Boston, MA. Oral Presentation, Section on Pain II: Interventional Pain Management: Can Charges Be Effectively Minimized Without Compromising Quality?

2. 2000 Neurosurgery + Science + Management Symposium, New Orleans, LA. Oral Presentation: Cancer and Non-cancerous Pain Management.

3. 2001 Congress of Neurological Surgeons (CNS) Meeting, San Diego, CA. Poster Presentation: Extralaminar Posterior Cervical Dorsal Ramisectomy: A Modified Surgical Approach for the Treatment of Cervical Dystonia (Spasmodic Torticollis).

4. 2005 Medical Education Resources Making Sense of Spine Surgery Seminar, Las Vegas, NV. Oral Presentation: Spinal Disorders: Cervical Conditions and Treatment. Demonstration: Cervical Construct Demonstration: Atlantis Vision Cervical Plate.

5. Minimally Invasive Spinal Surgery. Sunrise Hospital and Medical Center Grand Rounds, June 1, 2005.

6. Oral Presentation: One Neurosurgeon’s Experience with STALIF, Newport Beach, CA, November 2007.

7. EuroSpine: What is the Role of Mystique plating and Bioresorbable Technology in anterior cervical Fusion Procedures? Bressels, Belgium, 2007.

8. Oral Presentation: Novel Minimally Invasive Spine Techniques, Las Vegas, NV, January 2008.

9. International Meeting on Advanced Spine Techniques, Hong Kong, China, July 2008. Poster Presentation: A Comparison of the Surgical Efficacy of ALIF and XLIF® L4-5 Fusion Procedures with Posterior Fixation.

10. Congress of Neurological Surgeon’s 2008 Annual Meeting, Orlando, FL, September 2008. Poster Presentation: A Comparison of the Surgical Efficacy of ALIF and XLIF® L4-5 Fusion Procedures with Posterior Fixation.

11. North American Neuromodulation Society (NANS) 13th Annual Meeting, Las Vegas, NV, December 3-6 2009. Paper Presentation: Selective Dermatome Activation, Using a Novel Five-Column Spinal Cord Stimulation Paddle Lead: A Case Series.

12. International Society for the Advancement of Spine Surgery – 2 nd Asia Pacific Conference (2010 APSAS), Sanya, China, January 14-17 2010. Paper Presentation: Direct Lateral Approach Corpectomy for Severe Kyphotic Deformity Correction.

13. The Role of Permanent Vascular Protection in Anterior Spine Instrumentation – 39th Annual Symposium, Orlando FL. March 16-19, 2011. A Review of Ten Same Lumbar Level Reoperations, Society of Clinical Vascular Surgery.

14. International Society for the Advancement of Spine Surgery – Annual Meeting (SAS, 2011), Las Vegas. Poster Presentation: A Multi-center Retrospective Evaluation of a Cervical Integrated Interbody System.

15. Conejo Valley Journal Club, Sherman Oaks, CA. January, 2015. Oral Presentation: Benefits of an Integrated Interbody Device over Spacers and Plates.

16. Society for Minimally Invasive Spine Surgery Global Forum ’15 – Las Vegas, NV. November 6, 2015. Minimally Invasive Stabilization: A 5 year Level 1 Study of Spinal Stenosis Disease Management.

17. International Society for the Advancement of Spine Surgery, Metro Toronto, Canada, April 11-13, 2018. Clinical Experience of Integrated Interbody Fusion in Multi-level Cervical Fusion.

18. Society for Minimally Invasive Spine Surgeons Annual Forum ’18, Las Vegas Nevada. Multi-level Cervical Constructs in Clinical Practice using Integrated Interbody Fusion.

19. Society for Minimally Invasive Spine Surgeons Annual Forum ’18, Las Vegas Nevada. Interspinous Decompression Devices – Do They Have a Role?

20. Congress of Neurological Surgery’s 2018 annual meeting, Houston Texas, October 6-10, 2018. Integrated Interbody Fusion in Multi-level Cervical Constructs in Clinical Practice.

21. Congress of Neurological Surgery’s 2018 annual meeting, Houston Texas, October 6-10, 2018. Swan Neck Deformity Correction with Multilevel Anterior Cervical Integrated Cages.

22. International Spinal Deformity Symposium 4th Annual, November/December 2018. Multilevel Cervical Constructs in Clinical Practice using Integrated Interbody Fusion.

23. International Society for the Advancement of Spine Surgery, Anaheim, California, April 3, 2019. Oral poster presentation: Cervical spinal deformity correction utilizing an integrated interbody fusion devices from a single anterior approach.

24. North American Spine Society 34th annual meeting, Chicago, Illinois, September 25-28, 2019. Poster presentation: Integrated Interbody Fusion in Multilevel Cervical Constructs in Clinical Practice.

25. American College of Surgeons, San Francisco, California, October 28, 2019. Oral presentation: Integrated Interbody Fusion in Multi-level Cervical Constructs in Clinical Prectice.

Dr. Garber is affiliated with the Las Vegas Neurosurgical Institute in Las Vegas, Nevada.

On July 7, 2020 the Company entered into an agreement with Dr. Stephen Garber whereby Dr. Garber agreed to serve as a member of the Company’s Scientific Advisory Board. Pursuant to the Agreement the Company is obligated to issue to Dr. Garber 25,000 of the Company’s common shares within 20 days of the execution of the Agreement.

Pursuant to the Agreement Dr. Garber shall advise the Company on various matters regarding biotechnology for the Company. Dr. Garber Member shall refer Company to appropriate researchers on a specific topics and provide input on research data the company is developing. The frequency and timing of such services shall be established on a mutually agreeable basis. In the event Dr. Garber is requested to provide research services, such services will be negotiated separately between Dr. Garber and the Company.

The Term of the Agreement commenced on July 8, 2020 and the Agreement shall expire on July 7,2021. The Term of the Agreement may be extended by mutual agreement between the parties.

25,000 common shares of SYBLEU INC. were issued to Dr. Garber on July 8, 2020 as consideration for his service as a member of the Company’s Scientific Advisory Board.

The Company is currently continuing to search for other experts to serve on the Company’s Scientific Advisory Board.

Sources and availability of raw materials and the names of principal suppliers

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

The Company possesses no patents or trademarks. The Company is not party to any agreement which would oblige the Company to pay any royalties.

On February 24, 2021 SYBLEU INC. ( the “Company”) and Oncology Pharma, Inc. ( “Licensee”) entered into an agreement whereby the Company granted the Licensee an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by the Company (“Agreement”).

This intellectual property relates to intratumoral administration of a combination of a chemotherapeutic agent and an immunomodulatory agent for cancer therapy ( “Cancer Therapy IP”). The concept of the Cancer Therapy IP is the simultaneous intratumoral injection of a chemotherapeutic agents in combination with immunomodulatory agents in sustained release formulations. The chemotherapeutic agent is for the purpose of directly killing the tumor cells for the release of antigens while the immunomodulatory protein or factor is to stimulate the antigenic response of the host to the antigens.

The term of the Agreement is fifteen years from the Effective Date.

Need for any government approval of principal products or services, effect of existing or probable governmental regulations on the business.

The US Food and Drug Administration (“FDA”) and foreign regulatory authorities will regulate our proposed products as drugs or biologics, , depending upon such factors as the use to which the product will be put, the chemical composition, and the interaction of the product on the human body. In the United States, products that are intended to be introduced into the body will generally be regulated as drugs, while tissues and cells intended for transplant into the human body will be generally be regulated as biologics.

Our domestic human drug and biological products will be subject to rigorous FDA review and approval procedures. After testing in animals, an Investigational New Drug Application (“IND”) must be filed with the FDA to obtain authorization for human testing. Extensive clinical testing, which is generally done in three phases, must then be undertaken at a hospital or medical center to demonstrate optimal use, safety, and efficacy of each product in humans.

Phase I

Phase 1 trials are designed to assess the safety (pharmacovigilance), tolerability, pharmacokinetics, and pharmacodynamics of a drug. These trials are often conducted in an inpatient clinic, where the subject can be observed by full-time staff. The subject who receives the drug is usually observed until several half-lives of the drug have passed. Phase I trials normally include dose-ranging, also called dose escalation, studies so that the appropriate dose for therapeutic use can be found. The tested range of doses usually are a fraction of the dose that causes harm in animal testing and involve a small group of healthy volunteers. However, there are some circumstances when real patients are used, such as patients who have end-stage disease and lack other treatment options.

Phase II

Phase II trials are designed to assess how well the drug or biologic works, as well as to continue Phase I safety assessments in a larger group of volunteers and patients. Phase II trials are performed on larger groups.

Phase III

Phase III trials are aimed at being the definitive assessment of how effective the product is in comparison with current best standard treatment and to provide an adequate basis for physician labeling. Phase III trials may also be conducted for the purposes of (i) "label expansion" (to show the product works for additional types of patients/diseases beyond the original use for which the drug was approved for marketing or (ii) to obtain additional safety data, or to support marketing claims for the product.

On occasion Phase IV (Post Approval) trials may be required by the FDA. Phase IV trials involve the safety surveillance (pharmacovigilance) and ongoing technical support of a drug after it receives permission to be sold. The safety surveillance is designed to detect any rare or long-term adverse effects over a much larger patient population and longer time period than was possible during the Phase I-III clinical trials.

All phases, must be undertaken at a hospital or medical center to demonstrate optimal use, safety, and efficacy of each product in humans. Each clinical study is conducted under the auspices of an independent Institutional Review Board (“IRB”). The IRB will consider, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution. The time and expense required to perform this clinical testing can far exceed the time and expense of the research and development initially required to create the product. No action can be taken to market any therapeutic product in the United States until an appropriate New Drug Application (“NDA”) or Biologic License Application (“BLA”) or has been approved by the FDA. FDA regulations also restrict the export of therapeutic products for clinical use prior to NDA or BLA approval.

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing could reveal side effects that could delay, impede, or prevent FDA marketing approval, resulting in FDA-ordered product recall, or in FDA-imposed limitations on permissible

The FDA regulates the manufacturing process of pharmaceutical products, and human tissue and cell products, requiring that they be produced in compliance with Current Good Manufacturing Practices (“cGMP”) . The FDA also regulates the content of advertisements used to market pharmaceutical products. Generally, claims made in advertisements concerning the safety and efficacy of a product, or any advantages of a product over another product, must be supported by clinical data filed as part of an NDA or an amendment to an NDA, and statements regarding the use of a product must be consistent with the FDA approved labeling and dosage information for that product.

Sales of drugs and biologics outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Even if FDA approval has been obtained, approval of a product by comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The time required to obtain such approval may be longer or shorter than that required for FDA approval.

Amount spent during the fiscal year ended June 30, 2021 on research and development activities

During the fiscal year ended June 30,2021 we expended $29,411 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

SYBLEU has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of September 20, 2021 the Company has 2 employees of which each of them is part time.

Item 2. Properties

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 provided to the Company by an entity controlled by the Company’s Chief Executive Officer on a month to month basis free of charge. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space.

Item 3. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There has never been and there currently is no public market for our securities. We anticipate applying for trading of our common stock on the Pink Market operated by OTC Markets Group , however, we can provide no assurance that our shares will be traded on the bulletin board or, if traded, that a public market will materialize.

The stockholders' equity section of the Company contains the following classes of capital stock as September 19, 2021:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 10,418,000 shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock shall receive, out of assets legally available for distribution to the Company's stockholders, a ratable share in the assets of the Corporation.

As of September 20, 2021 there were 245 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending June 30, 2021. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

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

On November 9th 2020, the Company sold one million of its common shares (“Shares”) to The Stephen and Fredna Hake Trust DTD August 6, 2014 for consideration of $100,000. Dr. Stephen Hake, a Trustee of the Stephen and Fredna Hake Trust DTD August 6, 2014, serves as a member of the Scientific Advisory Board of the Company and has a pre-established relationship with the Company.

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

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2021 we had Cash of $14,297 and as of June 30, 2020 we had Cash of $5,050.

The increase in cash of approximately 183% is primarily attributable to sale of common stock for cash of $100,000 offset by expenses incurred in the operation of the Company’s business as well as net repayments of Notes Payable in the amount of $2,410.

As of June 30, 2021 we had Investment Securities of $185, 250 and as of June 30 , 2020 we had Investment Securities of $0.

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

As of June 30, 2021 we had Prepaid Expenses of $0 and as of June 30, 2020 we had Prepaid Expenses of $3,500.

The decrease in Prepaid Expenses is attributable to completion of accounting services provided to the Company which had been prepaid in the prior period.

As of June 30,2021 we had Income Tax Payable of $21,394 and as of June 30, 2020 we had Income Tax Payable of $0.

Income Tax Payable as of the fiscal year ended 2021 is completely attributable to a tax provision recognized for income taxes payable in the calendar year ended December 31,2021.

As of June 30, 2021 we had Notes Payable Related Party of $8,919 a reduction of 21% as compared to Notes Payable, Related Party as of June 30, 2020. This reduction is attributable to net repayments of Notes Payable in the amount of $2,410 during the year ended June 30,2021.

As of June 30,2021 we had accrued expenses of $450( consisting of money owed to the Company’s Transfer Agent for services rendered) and as of June 30,2020 we had accrued expenses of $0.

Revenues from continuing operations were $177,450 for the year ended June 30, 2021 and Net Income was $71,552 for that period. Revenue was completely attributable to 6,500 common shares of Oncology Pharma, Inc. paid to the Company pursuant to an agreement entered into by and between the Company and Oncology Pharma, Inc. whereby the Company granted Oncology Pharma, Inc. an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by the Company. Operating Income for the year ended June 30, 2021 was $85,146. As the Company has only been in existence since June 12, 2020 no meaningful analysis of material changes in operations as compared to the prior year’s accounting period can be provided.

As of June 30, 2021 we had $27,002 in cash on hand and current liabilities of $30,763 such liabilities consisting of Income Tax Payable, Notes Payable, and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of June 30, 2021 the Company was not party to any binding agreements which would commit SYBLEU to any material capital expenditures.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of SYBLEU INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SYBLEU INC. (the "Company") as of June 30, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

September 24, 2021

SYBLEU INC.

BALANCE SHEETS

	As of	As of
	June 30,2021	June 30,2020
ASSETS
CURRENT ASSETS
Cash	$14,297	$5,050
Prepaid Expenses		3,500
Total Current Assets	14,297	8,550
OTHER ASSETS
Investment Securities	185250	0
Total Other Assets	185250	0
TOTAL ASSETS	$199,547	$8,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	21,394	0
Notes Payable, Related Party	8,919	11,329
Expenses Accrued but Unpaid	450	0
Total Current Liabilities	30,763	11,329
Total Liabilities	$30,763	$11,329

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001 9,353,000 shares issued and outstanding as of June 30,2020 and 10,418,000 shares issued and outstanding as of June 30,2021	1,042	935
Additional Paid in capital	100,049	145
Retained Earnings (Deficit )	67,693	(3,859)
Total Stockholders' Equity (Deficit)	168,784	(2,779)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$199,547	$8,550

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

STATEMENT OF OPERATIONS

	Year Ended June 30, 2021	Period from Inception (June 12,2020) to June 30, 2020
REVENUES
License Fees	$177,450	$—
TOTAL REVENUES	$177,450	$—
COSTS AND EXPENSES
Research and Development:
Consulting Costs	26,311	2250
Patent Application Costs	3,100	0
Total Research and Development	29,411	2,250
General and Administrative:
Transfer Agency Fees	6,115	0
Other General and Administrative Expenses	1,898	609
Total General and Administrative	8,013	609
Consulting:
Legal Fees	500	0
Accounting	11,880	0
Other Consulting	13,600	0
Website Development	—	1000
Information Technology Consulting	23,900	0
Total Consulting	49,880	1000
Rent	5000	0
Total Costs and Expenses	92,304	3,859

OPERATING Income( LOSS)	$85,146	$(3,859)

OTHER INCOME AND EXPENSES
Unrealized Gain ( Loss) on Investment Securities	7,800	0
TOTAL OTHER INCOME ( EXPENSES)	7,800	0

NET INCOME ( LOSS) Before taxes	$92,946	$(3,859)
Provision for Income Taxes	(21,394)	0
NET INCOME ( LOSS)	$71,552	$(3,859)
BASIC AND FULLY DILUTED LOSS PER SHARE	$0.01	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,054,932	9,353,000

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

 STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)

For the year ended  June 30,2021

	Common
	Shares	Amount	Additional Paid in Capital	Retained Earnings (Deficit)	Total
Balance July 1, 2020	93,53,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for non employee services July 8,2020	65,000	7	4		11
Net Loss Quarter ended September 30,2020		—	—	(21,896)	-21,896
Balance September 30,2020	94,18,000	$942	$149	$(25,755)	$(24,664)
Common Shares issued for cash November 9,2020	10,00,000	$100	99,900		$100,000
Net Loss Quarter ended December 31,2020		—	—	(34,463)	-34,463
Balance December 31,2020	1,04,18,000	$1,042	$1,00,049	$(60,218)	$40,873
Net Income Quarter ended March 31,2021		—	—	89,716	89,716
Balance March 31,2021	1,04,18,000	$1,042	$1,00,049	$29,498	$130,589
Net Income Quarter ended June 30,2021		—	—	38,195	38,195
Balance June 30, 2021	1,04,18,000	$1,042	$1,00,049	$67,693	$168,784

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

STATEMENT OF SHAREHOLDERS DEFICIT

For the period beginning with inception ( June 12, 2020) and ending  June 30,2020

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 12, 2020	—	—	—	—	—
Common shares issued to Parent June 13,2020	93,53,000	935	145		1,080
Net Loss				(3,859)	(3,859)
Balance June 30, 2020	93,53,000	935	$145	$(3,859)	$(2,779)

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

STATEMENT OF SHAREHOLDERS DEFICIT

SYBLEU INC.

STATEMENT OF CASH FLOWS

	Year Ended June 30, 2021	Period from inception ( June 12,2020) to June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$71,552	$(3,859)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	11	1,080
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	3500	(3,500)
Increase (Decrease) in Accrued Expenses	450	0
(Increase) Decrease in Securities accepted as Payment	(177,450)	0
Increase (Decrease) in Income Tax Payable	21,394	0
Unrealized Loss ( Gain) in Investment Securities	(7,800)	0
Net Cash provided by (used) in Operating Activities	$(88,343)	(6,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable, Related Parties	(2,410)	11,329
Common Stock issued for Cash	100,000	0

Net Cash provided by (used) in Financing Activities	97,590	11,329

Net Increase (Decrease) in Cash	$9,247	5,050

Cash at Beginning of Period	5050	0
Cash at End of Period	$14,297	$5,050

Supplemental Cash Flow Information:
Interest Paid	0	0
Income Taxes Paid	0	0

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.

Notes to Financial Statements

As of June 30, 2021

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

During the year ended June 30,2021 no stock was issued for employee compensation.

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

The Company has assessed that the date of issuance of the stock grant constituted commitment for performance therefore stock grants to non employees issued during the period were measured as of the issue date. The following summarizes the Company’s issuance of stock for non employee services for the quarter ended September 30, 2020:

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

During the quarters ended December 31,2020, March 31, 2021 and June 30, 2020 no stock was issued for non- employee compensation.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2021 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of June 30, 2021.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated minimal earnings during the period from June 12, 2020 (inception) through June 30,2021. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 4. RELATED PARTY TRANSACTIONS.

As of June30, 2021 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of  $1,879 ( “Koos Notes”).

As of June 30,2021 the Company is indebted to BST Partners, Inc. , a company controlled by David Koos, in the amount of $7,040 ( “BST Notes”)

Both the Koos Notes and BST Notes bear no interest and are due and payable upon demand of the Holder.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 provided to the Company by BST Partners, Inc. on a month to month basis free of charge. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space. During the year ended June 30, 2021 the Company voluntarily paid $5,000 in rental expenses to BST Partner’s landlord on behalf of BST Partners, Inc.

NOTE 5. NOTES PAYABLE RELATED PARTY

David Koos	1,879
BST Partners	7,040
Notes Payable, Related Parties	$8,919

As of June 30, 2021 the Company is indebted to David R. Koos in the amount of $1,879.

As of June 30, 2021 the Company is indebted to BST Partners in the amount of $7,040.

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

On June 30, 2021 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2021:

6,500 Common shares of Oncolgy Pharma,Inc.

Basis	Fair Value	Total Unrealized Gains	Net Unrealized Gain or (Loss) realized during the Quarter ended June 30,2021
$177,450	$185,250	$7,800	$51,350

NOTE 7: INCOME TAXES

As of June 30, 2021

Deferred tax assets:
Net operating tax carry forwards	$12,645
Other	0
Gross deferred tax assets	12,645
Valuation allowance	(12,645)
Net deferred tax assets	$0

As of June 30, 2020 the Company has a Deferred Tax Asset of $12,645 completely attributable to net operating loss carry forwards of approximately $60,219 generated during the calendar year ending December 31,2020   (which expire 20 years from the date the loss was incurred).

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry forwards are expected to be available to reduce taxable income. The achievement of required future taxable income is uncertain.

In addition, if as a result of a stock transfer or a reorganization, a corporation undergoes an “ownership change,” Code Section 382 limits the corporation’s right to use its NOLs each year thereafter to an annual percentage of the fair market value of the corporation at the time of the ownership change (the “Section 382 Limitation”).

A corporation is considered to undergo “an ownership change” if, as a result of changes in the stock ownership by “5-percent shareholders” or as a result of certain reorganizations, the percentage of the corporation’s stock owned by those 5-percent shareholders increases by more than 50 percentage points over the lowest percentage of stock owned by those shareholders at any time during the prior three-year testing period. Five-percent shareholders are persons who hold 5% or more of the stock of a corporation at any time during the testing period as well as certain groups of shareholders (based typically on whether they acquired their shares in a single offering or exchange transaction) who are not individually 5-percent shareholders.

As the Company will require cash infusions in order to implement its business plan, and as it is probable, although not guaranteed, that such funding needs may be met through the sale of equity securities to “5-percent shareholders”, the Company recognized a valuation allowance equal to the deferred Tax Asset and the Company recorded a valuation allowance reducing all deferred tax assets to 0.

Income tax is calculated at the 21% Federal Corporate Rate.

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of June 30, 2021:

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

 Item 9A. Controls and Procedures

 a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2021. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. David Koos is the Company’s CEO and functions as the Company’s principal executive officer and principal financial officer respectively.

b) Management’s annual report on internal control over financial reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) promulgated under the Securities and Exchange Act of 1934. Rule 13a-15(f) defines internal control over financial reporting as follows:

“The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.”

The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only a reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2021 is based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management believes that, as of June 30,2021 the Company’s internal control over financial reporting is effective.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report. This exemption for smaller reporting companies provided under the temporary rules referenced above has been made permanent under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(c) There have been no changes during the quarter ended June 30, 2021 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 10. Directors, Executive Officers and Corporate Governance

David R. Koos

David R. Koos, 62 has served as Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer from inception to the date of this document. David R. Koos served as Chief Financial Officer since inception to July 21, 2020

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Acting Chief Financial Officer, Principal Accounting Officer	Entest Group, Inc.	June 19, 2009 to November 28, 2018
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc.( a California corporation)	August 22,2008 to the Present
Chairman and CEO	Regen BioPharma, Inc.	April 24, 2012 to January 22,2020
Acting CFO	Regen BioPharma, Inc.	April 24, 2012 to February 11, 2015
President	Regen BioPharma, Inc.	May 29, 2013 to October 9, 2013
Chairman, CEO	Zander Therapeutics, Inc.	February 2017 to January 22,2020
Sole Officer and Director	Cell Source Research, Inc.	March 24, 2003 to the Present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to July 31;2019 June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to July 31, 2019
Chairman & CEO	BST Partners Inc. (A California Corporation)	November 30, 2018 to the Present
Chairman & CEO	BST Partners Inc. (A Wyoming Corporation)	March 17, to 2017 to the Present
Chairman and Sole Officer	Regen Biopharma, Inc.	March 23,2021 to the Present
Chairman and Sole Officer	KCL Therapeutics, Inc.	March 23,2021 to the Present
Chairman and Sole Officer	Zander Therapeutics, Inc.	March 23,2021 to the Present

Joseph G. Vaini

Joseph G. Vaini, 59, has served as Chief Financial Officer since July21, 2020. For the past ten years Mr. Vaini has been a freelance independent consultant assisting microcap companies in complying with securities laws and regulation as well as assisting companies in the preparation of GAAP compliant financial statements. Over the past five years Mr. Vaini has provided consulting services to Bio- Matrix Scientific Group, Inc., Regen BioPharma, Inc., Entest Group, Inc., and Zander Therapeutics, Inc. Mr. Vaini does not possess a college degree. Mr. Vaini worked as a registered securities representative holding a Series 7 and Series 63 License between 1989 and 1995

Employment Agreements

Neither of David Koos or Joseph Vaini are party to an employment agreement with the Company and serve at the pleasure of the Board of Directors.

Code of Ethics

On July 20, 2020 we adopted a Code of Ethics pursuant to Section 406 of the Sarbanes-Oxley Act of 2002.

Director Independence

Audit Committee and Audit Committee Financial Expert

The members of the Company’s board of Directors may not be considered independent. The Company is not a "listed company" under Securities and Exchange Commission (“SEC”) rules and is therefore not required to have an audit committee comprised of independent directors. The Company does not currently have an audit committee, however, for certain purposes of the rules and regulations of the SEC and in accordance with the Sarbanes-Oxley Act of 2002, the Company’s  Board of Directors is deemed to be its  audit committee and as such functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. The Board of Directors has determined that its member is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the Board of Directors believes that its member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Nominating and Compensation Committees

The Company does not have standing nominating or compensation committees, or committees performing similar functions. The board of directors believes that it is not necessary to have a compensation committee at this time because the functions of such committee are adequately performed by the board of directors. The board of directors also is of the view that it is appropriate for the Company not to have a standing nominating committee because the board of directors has performed and will perform adequately the functions of a nominating committee. The Company is not a "listed company" under SEC rules and is therefore not required to have a compensation committee or a nominating committee.

Shareholder Communications

There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. There are no specific, minimum qualifications that the board of directors believes must be met by a candidate recommended by the board of directors. Currently, the entire board of directors decides on nominees, on the recommendation of any member of the board of directors followed by the board’s review of the candidates’ resumes and interview of candidates. Based on the information gathered, the board of directors then makes a decision on whether to recommend the candidates as nominees for director. The Company does not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Because the Chief Executive Officer of the Company is also the Chairman of the Board of Directors of the Company, the Board of Directors has determined not to adopt a formal methodology for communications from shareholders on the belief that any communication would be brought to the Board of Directors’ attention by virtue of the co-extensive capacities of the Chairman of the Board of Directors.

Executive Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos, Chairman, President, CEO, CFO (CFO inception to July 20, 2020)	2020	0	0	0	0	0	0	0	0	0

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph G. Vaini CFO (since July 21, 2020)	2020	0	0	0	0	0	0	0	0	0

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos, Chairman, President, CEO, CFO (CFO inception to July 20, 2020)	2021	0	0	0	0	0	0	0	0	0

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph G. Vaini CFO (since July 21, 2020)	2021	0	0	0	0	0	0	0	0	0

Employment Agreements

Currently the Company is not party to any employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company with respect to the beneficial ownership of each class of the Company’s capital stock for (1) each person known by the Company to beneficially own more than 5% of each class of the Company’s voting securities, (2) each executive officer, (3) each of the Company’s directors and (4) all of the Company’s executive officers and directors as a group.

Based on 10,418,000 Common Shares outstanding as of September 20,2021

Title of Class	Name and Address of Beneficial Owner	Number of shares	Percentage
Common	David R. Koos	6112627	58.67%
	c/o SYBLEU INC
Common	Joseph G Vaini	210790	2.02%
	c/o SYBLEU INC
Common	Stephen Hake*	1040000	9.98%
	290 Saddle Run St. Henderson Nv
Common	Timothy G Foat	850000	8.16%
	1204 Tangerine Street El Cajon CA
Common	Heather Cassady	800000	7.68%
	1391 Broadway St Unit B El Cajon CA
Common	All Officers and Directors as a Group	6323417	60.70%

* Includes 1,000,000 Common Shares held by the The Stephen and Fredna Hake Trust DTD August 6, 2014 for which Dr. Hake serves as a Trustee

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 13, 2020 the Company issued 9,353,000 common shares to Cell Source Research, the Company’s sole shareholder and an entity under common control, for consideration consisting of payments made on behalf of the Company of $580 for incorporation expenses and of $500 of consulting expenses.

On July 14,2020 intellectual property controlled by the Company’s Chief Executive Officer and a corporation controlled by the Company’s Chief Executive Officer was assigned to the Company.

On December 2, 2020 SYBLEU INC. (the “Company”) was assigned all right, title, and interest to intellectual property related to intratumoral administration of a combination of a chemotherapeutic agent and an immunomodulatory agent for cancer therapy ( “Cancer Therapy IP”).

The concept of the Cancer Therapy IP is the simultaneous intratumoral injection of a chemotherapeutic agents in combination with immunomodulatory agents in sustained release formulations. The chemotherapeutic agent is for the purpose of directly killing the tumor cells for the release of antigens while the immunomodulatory protein or factor is to stimulate the antigenic response of the host to the antigens.

These rights were assigned to the Company by the Company’s Chief Executive Officer and Entest BioMedical, Inc., a California corporation controlled by the Company’s Chief Executive Officer. The aforementioned assignment constituted a contribution of intellectual property to the Company. There is no termination date of the assignment. No term or condition of the assignment would cause ownership of the intellectual property rights to revert back to David Koos and Entest BioMedical, Inc. No payment of any sort is required by to be made the Company to either David Koos or Entest BioMedical, Inc. pursuant to the assignment. The Company is not required to meet any particular benchmark or pay a royalty of any sort pursuant to this assignment.

As of June30, 2021 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of  $1,879 ( “Koos Notes”).

As of June 30,2021 the Company is indebted to BST Partners, Inc. , a company controlled by David Koos, in the amount of $7,040 ( “BST Notes”)

Both the Koos Notes and BST Notes bear no interest and are due and payable upon demand of the Holder.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 provided to the Company by BST Partners, Inc. on a month to month basis free of charge. The property is utilized as office space. During the year ended June 30, 2021 the Company voluntarily paid $5,000 in rental expenses to BST Partner’s landlord on behalf of BST Partners, Inc.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning June 12, 2020 ( and ending September 30, 2019:

Audit Fees	$20,046
Audit Related Fees	6,000
Tax Fees	0
All Other Fees	0
$26,046

Audit Fees:  Aggregate fees billed for professional services rendered for the audit of the Company's annual financialstatements.

Audit Related Fees:    Aggregate fees billed for professional services rendered for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. During the year ended September 30, 2019 these fees were primarily derived from review of financial statements in the Company's Form 10Q Reports.

 All services listed were pre-approved by the Board of Directors, functioning as the Audit Committee in accordance with Section 2(a) 3 of the Sarbanes-Oxley Act of 2002.

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning with inception and ending June 30, 2020:

Audit Fees	$0
Audit Related Fees	0
Tax Fees	0
All Other Fees	0
$0

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning July 1,2020 and ending June 30, 2021:

Audit Fees	$3000
Audit Related Fees	5640
Tax Fees	0
All Other Fees	0
$8,640

Item 15. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.3	$2,000 Promissory Note
10.4	$1,000 Promissory Note
10.5	$2,400 Promissory Note
10.6	$2,000 Promissory Note
10.7	$1,800 Promissory Note
10.8	$500 Promissory Note
10.9	$415 Promissory Note
10.10	$75 Promissory Note
10.11	$500 Promissory Note
10.12	$500 Promissory Note
10.13	$150 Promissory Note
10.14	$500 Promissory Note
10.15	$500 Promissory Note
10.16	$500 Promissory Note
10.17	$500 Promissory Note
10.18	$500 Promissory Note
10.19	$500 Promissory Note
10.20	$150 Promissory Note
10.21	Assignments (x)
10.22	Stock Purchase Agreement (y)
10.33	Assignment dated 12/2 (z)
10.34	$1,850 Promissory Note
10.35	$200 Promissory Note
10.36	$810 Promissory Note
10.37	$3,240 Promissory Note
10.38	License Agreement (aaa)

(a)	Incorporated by reference to Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 31, 2020

(b)	Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the quarter ended September 31, 2020

(c)	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 31, 2020

(d)	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 31, 2020

(e)	Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 31, 2020

(f)	Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 31, 2020

(g)	Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 31, 2020

(h)	Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended September 31, 2020

(i)	Incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended September 31, 2020

(j)	Incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 31, 2020

(k)	Incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 31, 2020

(l)	Incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended September 31, 2020

(m)	Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended September 31, 2020

(n)	Incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 31, 2020

(o)	Incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended September 31, 2020

(p)	Incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended September 31, 2020

(q)	Incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the quarter ended September 31, 2020

(r)	Incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q for the quarter ended September 31, 2020

(t)	Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarter ended September 31, 2020

(u)	Incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 31, 2020

(v)	Incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 31, 2020

(w)	Incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q for the quarter ended September 31, 2020

(x)	Incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q for the quarter ended September 31, 2020

(y)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 9, 2020

(z)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 4, 2020

(aaa)	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 24,2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer, Director
Date:	September 24, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chief Financial Officer
Date:	September 24, 2021

