Form 10-Q
period 2021-09-30
SYBLEU Inc
filed 2021-10-25
CIK 1818674

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.

CONDENSED BALANCE SHEETS

	As of September 30, 2021	As of June 30, 2021
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$34,647	$14,297
Prepaid Expenses
Total Current Assets	$34,647	$14,297
OTHER ASSETS
Investment Securities	70,330	185,250
Total Other Assets	70,330	185,250
TOTAL ASSETS	$104,977	$199,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	21,394	21,394
Notes Payable	50,000
Notes Payable, Related Party	0	8,919
Expenses Accrued but Unpaid	0	450
Interest Accrued but Unpaid	55
Total Current Liabilities	71,449	30,763
Total Liabilities	$71,449	$30,763

STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001; 10,418,000 shares issued and outstanding as of September 30, 2021 and June 30,2021	1,042	1,042

Additional Paid in capital	100,049	100,049
Retained Earnings (Deficit )	(67,563)	67,693
Total Stockholders' Equity (Deficit)	33,528	168,784
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$104,977	$199,547

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter Ended September 30, 2021	Quarter Ended September 30, 2020
TOTAL REVENUES	$—	$—
COSTS AND EXPENSES
Research and Development:
Consulting Costs	—	4,011
Patent Application Costs	900	1,545
Total Research and Development	900	5,556
General and Administrative:
Transfer Agency Fees	368	715
Other General and Administrative Expenses	2,814	125
Total General and Administrative	3,182	840
Consulting:
Legal Fees	—	500
Accounting	16,200	5,400
Other Consulting	—	3,500
Information Technology Consulting	—	6,100
Total Consulting	16,199	15,500
Total Costs and Expenses	20,281	21,896

OPERATING Income(LOSS)	$(20,281)	$(21,896)

OTHER INCOME AND EXPENSES
Unrealized Gain (Loss) on Investment Securities	(114,920)	—
Interest Income (Expense)	(55)	—
TOTAL OTHER INCOME (EXPENSES)	(114,975)	—

NET INCOME (LOSS) Before taxes	$(135,256)	$(21,896)
Provision for Income Taxes	—	—
NET INCOME (LOSS)	$(135,256)	(21,896)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,418,000	9,515,780

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT

For the three months ended September 30,2020

(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2020	9,353,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for non employee services July 8,2020	65,000	7	4		11
Net Loss Quarter ended September 30,2020				(21,896)	(21,896)
Balance September 30,2020	9,418,000	$942	$149	$(25,755)	$(24,664)

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

4

SYBLEU INC.

CONDENSED STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)

For the quarter ended  September 30,2021

(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2021	10,418,000	$1,042	$100,049	$67,693	$168,784
Net Loss for the three months ended September 30,2021		—	—	(135,256)	$(135,256)
Balance September 30,2021	10,418,000	$1,042	$100,049	$(67,563)	$33,528

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended September 30, 2021	Quarter Ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(135,256)	$(21,896)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	—	11
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	—	3500
Increase (Decrease) in Accrued Expenses	(395)	150
(Increase) Decrease in Securities accepted as Payment
Unrealized Loss (Gain) in Investment Securities	114,920
Net Cash provided by (used) in Operating Activities	$(20,731)	$(18,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable, Related Parties	(8,919)	13,340
Increase (Decrease) in Notes Payable	50,000	0
Common Stock issued for Cash
Net Cash provided by (used) in Financing Activities	41,081	13,340

Net Increase (Decrease) in Cash	$20,350	$(4,895)

Cash at Beginning of Period	14297	5050
Cash at End of Period	$34,647	$155

Supplemental Cash Flow Information:
Interest Paid	0	0
Income Taxes Paid	0	0

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of September 30, 2021

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

During the quarter ended September 30,2021 no stock was issued for employee compensation.

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable

During the quarter ended September 30,2021 no stock was issued for Non-Employee Services .

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of September 30, 2021.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $67,563 during the period from June 12, 2020 (inception) through September 30,2021. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. RELATED PARTY TRANSACTIONS.

The Company utilizes approximately 2,300 square feet of office space at 4700 Spring Street, Suite 304, La Mesa California, 91941 provided to the Company by BST Partners, Inc. on a month to month basis free of charge. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space. BST Partners, Inc. is a company controlled by SYBLEU’s Chairman and CEO.

NOTE 5. NOTES PAYABLE

Bostonia Partners	50,000
Notes Payable, as of September 30,2021	$50,000

$20,000 owed by the Company to Bostonia Partners bears simple interest at %10 and is due and payable September 20,2022.

$30,000 owed by the Company to Bostonia Partners bears simple interest at %10 and is due and payable September 30,2022.

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

On September 30, 2021 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of September 30, 2021:

6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the Quarter ended September 30,2021
$177,450	$70,330	$(107120)	$(114,920)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of September 30, 2021:

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

Note 9. SUBSEQUENT EVENTS

On October 5,2021 the Company issued a promissory note to Bostonia Partners for consideration of $100,000 cash. The Note bears simple interest at %10 and is due and payable October 5,2022

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As of June 30, 2021 we had Cash of $14,297 and as of September 30, 2021 we had Cash of $34,647.

The increase in Cash on Hand of approximately 142% is attributable to net increases in Notes Payable during the quarter ended September 30, 2021 of $41,081 offset by costs incurred in conducting the business of the Company.

As of June 30, 2021 we had Investment Securities of $185, 250 and as of September 30, 2021 we had Investment Securities of $70,330.

The decrease in Investment Securities of approximately 62% is attributable to the revaluation as of September 30, 2021 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2021 we had Notes Payable Related Party of $8,919 and Notes Payable of $0 whereas as of September 30, 2021 we had Notes Payable Related Party of $0 and Notes Payable of $50,000.During the quarter ended September 30, 2021 the Company paid off $450 of accrued business expenses and accrued $55 of interest expense such interest expense attributable to $50,000 in promissory notes issued to an unrelated party.

The Company recognized no revenue during either the quarter ended September 30, 2021 or the same period ended September 30, 2020. Operating loss for the quarter ended September 30, 2021 was 7% lower during the quarter ended September 30 , 2021 when compared to the same period ended 2020 primarily due to higher Research and Development costs incurred during the quarter ended 2020 as opposed to the same period ended 2021.

Net Loss recognized during the quarter ended September 30,2021 was approximately 517% higher than the Net Loss recognized during the same period ended 2020 primarily due to unrealized losses on Investment Securities recognized during the quarter ended 2021.

As of September 30, 2021 we had $34,647 in cash on hand and current liabilities of $71,499 such liabilities consisting of Income Tax Payable ,Notes Payable and interest on Promissory Notes accrued but unpaid. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of September 30, 2021 the Company was not party to any binding agreements which would commit SYBLEU to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on July 1, 2021 and ending on September 30, 2021, David Koos and Joseph G. Vaini , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended September 30, 2021.

EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.21	Assignments
10.22	Stock Purchase Agreement
10.33	Assignment dated 12/2
10.38	License Agreement
10.7	Note Payable $20,000
10.8	Note Payable $30,000
10.9	Note Payable $100,000

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on .

SYBLEU INC.

By:	/s/ David Koos
Name:	David Koos
Title:	Principal Executive Officer
Date:	October 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on .

SYBLEU INC.

By:	/s/David Koos
Name:	David Koos
Title:	Chairman, Director
Date:	October 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on .

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Financial Officer
Date:	October 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on .

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Accounting Officer
Date:	October 25, 2021

