Form 10-Q/A
period 2021-03-31
SYBLEU Inc
filed 2022-03-16
CIK 1818674

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

Amendment No. 1

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

Yes☒  No☐

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

Yes ☐  No ☒

EXPLANATORY NOTE: THIS AMENDMENT NO.1 TO SYBLEU INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2021 (“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

PART 1, ITEM 1 FINANCIAL STATEMENTS

PART 1, ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE COMPANY HAS NOT MODIFIED OR UPDATED DISCLOSURES PRESENTED IN THE ORIGINAL FILING, EXCEPT AS INDICATED ABOVE. ACCORDINGLY, THIS AMENDMENT DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE ORIGINAL FILING AND DOES NOT MODIFY OR UPDATE THOSE DISCLOSURES AFFECTED BY SUBSEQUENT EVENTS, EXCEPT AS SPECIFICALLY REFERENCED HEREIN. INFORMATION NOT AFFECTED BY THE ABOVE AMENDMENTS IS UNCHANGED AND REFLECTS THE DISCLOSURES MADE AT THE TIME OF THE ORIGINAL FILING.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.
CONDENSED BALANCE SHEETS

	As of	As of
	March 31,2021	June 30,2020
	(unaudited)
	( as restated)
ASSETS
CURRENT ASSETS
Cash	$27,002	$5,050
Prepaid Expenses	0	3,500
Total Current Assets	27,002	8,550
OTHER ASSETS
Investment Securities	133,900
Total Other Assets	133,900
TOTAL ASSETS	$160,902	$8,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	21,394
Notes Payable, Related Party	8,919	11,329
Expenses Accrued but Unpaid	0	0
Total Current Liabilities	30,313	11,329
Long Term Liabilities:
Unearned Income	176,315
Total Liabilities	$206,628	$11,329

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.00019,353,000 shares issued and outstanding as of June 30,2020 and 10,418,000 shares issued and outstanding as of March 31,2021	1,042	935
Additional Paid in capital	100,049	145
Retained Deficit	(146,817)	(3,859)
Total Stockholders' Equity (Deficit)	(45,726)	(2,779)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$160,902	$8,550

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)
	Three Months Ended	Nine Months Ended
	March 31,2021	March 31,2021
	(as restated)	(as restated)
REVENUES
License Fees	$1,135	$1,135
TOTAL REVENUES	1,135	1,135
COSTS AND EXPENSES
Research and Development:
Consulting Costs	11,350	23,161
Patent Application Costs		3,100
Total Research and Development	11,350	26,261
General and Administrative:
Transfer Agency Fees	150	5,365
Other General and Administrative Expenses	750	1,643
Total General and Administrative	900	7,008
Consulting:
Legal Fees	—	500
Accounting	3,240	11,880
Other Consulting		13,600
Information Technology Consulting	7,300	19,900
Total Consulting	10,540	45,880
Total Costs and Expenses	22,790	79,149
OPERATING Income (LOSS)	(21,655)	(78,014)

OTHER INCOME AND EXPENSES
Unrealized Gain ( Loss) on Investment Securities	(43,550)	(43,550)
TOTAL OTHER INCOME ( EXPENSES)	(43,550)	(43,550)
NET LOSS Before taxes	(65,205)	(121,564)
Provision for Income Taxes	(21,394)	(21,394)
NET INCOME ( LOSS)	$(86,599)	$(142,958)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,418,000	9,970,740

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF SHAREHOLDERS EQUITY
For the nine months ended March 31,2021
(unaudited)
(as restated)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance July 1, 2020	9,353,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for nonemployee services
July 8,2020	65,000	7	4		11
Net Loss Quarter ended September 30,2020				(21,896)	(21,896)
Balance September 30,2020	9,418,000	$942	$149	$(25,755)	$(24,664)
Common Shares issued for cash November 9,2020	1,000,000	$100	99,900		$100,000
Net Loss Quarter ended December 31,2020				(34,463)	(34,463)
Balance December 31,2020	10,418,000	$1,042	$100,049	$(60,218)	$40,873
Net Loss Quarter ended March 31,2021				(86,599)	(86,599)
Balance March 31,2021	10,418,000	$1,042	$100,049	$(146,817)	$(45,726)

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF CASH FLOWS
For the nine months ended March 31,2021
(unaudited)
(as restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(142,958)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	11
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	3,500
Increase (Decrease) in Accrued Expenses	0
(Increase) Decrease in Securities accepted as Payment	-177450
Increase ( Decrease) in Unearned Income	176315
Increase (Decrease) in Income Tax Payable	21394
Unrealized Loss ( Gain) in Investment Securities	43550
Net Cash provided by (used) in Operating Activities	$(75,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable, Related Parties	(2,410)
Common Stock issued for Cash	100,000
Net Cash provided by (used) in Financing Activities	97,590

Net Increase (Decrease) in Cash	$21,952
Cash at Beginning of Period	5050
Cash at End of Period	$27,002

Supplemental Cash Flow Information:
Interest Paid	0
Income Taxes Paid	0

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $146,817 during the period from June 12, 2020 (inception) through March 31,2021. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s quarterly financial statements for the period ended March 31, 2021 the Company determined that the following revisions are required

Recognizing revenue of $177,450 resulting from licensing fees paid during the quarter ended March 31,2021 over the term of the license ( 15 years)

Cumulative Effect of Restatement of Previously Issued Financial Statements for the Quarter Ended March 31, 2021.

Quarter Ended March 31, 2021

	Condensed Balance Sheet

	As Originally Presented	Adjustments	As Restated
Unearned Income	0	176,315	176,315
Total Liabilities:	30,313	176,315	206,628
Retained Earnings (Deficit )	29,498	(176,315)	(146,817)
Total Stockholders' Equity (Deficit)	130,589	(176,315)	(45,726)

Quarter Ended March 31, 2021

	Condensed Statement of Operations

	As Originally Presented	Adjustments	As Restated
License Fees	177,450	(176,315)	1,135
Total Revenue	177,450	(176,315)	1,135
Operating Income ( Loss)	154,660	(176,315)	(21,655)
Net Income ( Loss) Before Taxes	111,110	(176,315)	(65,205)
Net Income (Loss )	89,716	(176,315)	(86,599)

Nine Months Ended March 31, 2021

	Condensed Statement of Operations

	As Originally Presented	Adjustments	As Restated
License Fees	177,450	(176,315)	1,135
Total Revenue	177,450	(176,315)	1,135
Operating Income ( Loss)	98,301	(176,315)	(78,014)
Net Income (Loss) Before Taxes	54,751	(176,315)	(121,564)
Net Income (Loss )	33,357	(176,315)	(142,958)

Nine Months Ended March 31, 2021

	Condensed Statement of Shareholders' Equity

	As Originally Presented	Adjustments	As Restated
Net Income ( Loss) Quarter ended March 31, 2021	89,716	(176,315)	(86,599)
Retained Deficit March 31, 2021	29,498	(176,315)	(146,817)
Total Stockholders' Equity (Deficit) March 31, 2021	130,589	(176,315)	(45,726))

Nine Months Ended March 31, 2021

	Condensed Statement of Cash Flows

	As Originally Presented	Adjustments	As Restated
Net Income (Loss)	33,357	(176,315)	(142,958)
Increase ( Decrease) in Unearned Income	0	176,315	176,315

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

As of June 30,2020 we had Unearned Income of $0 and as of March 31, 2021 we had Unearned Income of $176,395.

The Increase in Unearned Income is attributable to $177,450 in Licensing Fees paid to the Company during the quarter ended March 31,2021 which will be recognized over the term of the license.

Operating Loss was $21,655 for the quarter ended March 31, 2021 and Net Loss was $86,599 for that period. Revenue of $1,135 was completely attributable to 6,500 common shares of Oncology Pharma, Inc. paid to the Company pursuant to an agreement entered into by and between the Company and Oncology Pharma, Inc. whereby the Company granted Oncology Pharma, Inc. an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by the Company. As the Company has only been in existence since June 12, 2020 no meaningful analysis of material changes in operations as compared to the prior year’s accounting period can be provided.

Operating Loss was $78,014 for the nine months ended March 31, 2021 and Net Loss was $142,958 for that period. Revenue of $1,135 was completely attributable to 6,500 common shares of Oncology Pharma, Inc. paid to the Company pursuant to an agreement entered into by and between the Company and Oncology Pharma, Inc. whereby the Company granted Oncology Pharma, Inc. an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by the Company. As the Company has only been in existence since June 12, 2020 no meaningful analysis of material changes in operations as compared to the prior year’s accounting period can be provided.

 As of March 31, 2021 we had $27,002 in cash on hand and current liabilities of $30,313 such liabilities consisting of Income Tax Payable and Notes Payable. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th of March 2022.

SYBLEU INC.

By:	/s/ David Koos
Name:	David Koos
Title:	Principal Executive Officer
Date:	March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th of March 2022.

SYBLEU INC.

By:	/s/David Koos
Name:	David Koos
Title:	Chairman, Director
Date:	March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th of March 2022.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Financial Officer
Date:	March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th of March 2022.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Accounting Officer
Date:	March 16, 2022

