Form 10-K/A
period 2021-06-30
SYBLEU Inc
filed 2022-03-16
CIK 1818674

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K/A

Amendment No 1

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

Large accelerated filer ☐	Accelerated filer ☐
Non accelerated filer ☐	Smaller reporting Company ☒

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

EXPLANATORY NOTE: THIS AMENDMENT NO.1 TO SYBLEU INC’S (THE “COMPANY”) FORM 10-K FOR THE YEAR ENDED JUNE 30, 2021 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

FINANCIAL STATEMENTS

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

Unless an exemption applies, before a medical device can be commercially distributed in the United States and, depending on the classification of the device, either prior 510(k) clearance, 510(k) de-novo clearance or premarket approval (PMA), must be obtained from the FDA. A 510(k) is a premarket submission made to FDA to demonstrate that the device to be marketed is as safe and effective, that is, substantially equivalent, to a legally marketed device. A 51(k) de novo establishes new “device type” along with classification).

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

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing could reveal side effects that could delay, impede, or prevent FDA marketing approval, resulting in FDA-ordered product recall, or in FDA-imposed limitations on permissible.

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

As of June 30, 2021 we had Unearned Income of $173,398 and as of June 30, 2020 we had Unearned Income of $0.

The Increase in Unearned Income is attributable to $177,450 in Licensing Fees paid to the Company during the quarter ended March 31,2021 which will be recognized over the term of the license.

Revenues from continuing operations were $4,052 for the year ended June 30, 2021 and Net Loss was $101,846 for that period. Revenue was completely attributable to 6,500 common shares of Oncology Pharma, Inc. paid to the Company pursuant to an agreement entered into by and between the Company and Oncology Pharma, Inc. whereby the Company granted Oncology Pharma, Inc. an exclusive worldwide right and license for the development and commercialization of certain intellectual property controlled by the Company which is being recognized over the term of the licensee. Operating Loss for the year ended June 30, 2021 was $88,252. As the Company has only been in existence since June 12, 2020 no meaningful analysis of material changes in operations as compared to the prior year’s accounting period can be provided.

As of June 30, 2021 we had $14,297 in cash on hand and current liabilities of $30,763 such liabilities consisting of Income Tax Payable, Notes Payable, and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO

September 24, 2021, except for the effects on the financial statements of the restatement described in Note 10, as to which the date is March 16, 2022.

SYBLEU INC.
BALANCE SHEETS

	As of	As of
	June 30,2021	June 30,2020
	( as restated)
ASSETS
CURRENT ASSETS
Cash	$14,297	$5,050
Prepaid Expenses		3,500
Total Current Assets	14,297	8,550
OTHER ASSETS
Investment Securities	185250	0
Total Other Assets	185250	0
TOTAL ASSETS	$199,547	$8,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	21,394	0
Notes Payable, Related Party	8,919	11,329
Expenses Accrued but Unpaid	450	0
Total Current Liabilities	30,763	11,329
Long Term Liabilities:
Unearned Income	173,398
Total Liabilities	$204,161	$11,329

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized;par value $0.00019,353,000 shares issued and outstanding as of June 30,2020 and 10,418,000 shares issued and outstanding as of June 30,2021	1,042	935
Additional Paid in capital	100,049	145
Retained Earnings (Deficit )	(105,705)	(3,859)
Total Stockholders' Equity (Deficit)	(4,614)	(2,779)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$199,547	$8,550

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
STATEMENT OF OPERATIONS
(unaudited)

	Year Ended June 30, 2021	Period from Inception (June 12,2020 to June 30, 2020)
	( as restated)
REVENUES
License Fees	$4,052	$—
TOTAL REVENUES	$4,052	$—
COSTS AND EXPENSES
Research and Development:
Consulting Costs	26,311	2250
Patent Application Costs	3,100	0
Total Research and Development	29,411	2,250
General and Administrative:
Transfer Agency Fees	6,115	0
Other General and Administrative Expenses	1,898	609
Total General and Administrative	8,013	609
Consulting:
Legal Fees	500	0
Accounting	11,880	0
Other Consulting	13,600	0
Website Development	—	1,000
Information Technology Consulting	23,900	0
Total Consulting	49,880	1,000
Rent	5,000	0
Total Costs and Expenses	92,304	3,859

OPERATING Income( LOSS)	$(88,252)	$(3,859)
OTHER INCOME AND EXPENSES
Unrealized Gain ( Loss) on Investment Securities	7,800	0
TOTAL OTHER INCOME ( EXPENSES)	7,800	0

NET INCOME ( LOSS) Before taxes	$(80,452)	$(3,859)
Provision for Income Taxes	(21,394)	0
NET INCOME ( LOSS)	$(101,846)	$(3,859)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,054,932	9,353,000

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)
For the year ended June 30,2021
( as restated)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance July 1, 2020	9,353,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for nonemployee services July 8,2020	65,000	7	4		11
Net Loss Quarter ended September 30,2020	—	—	—	(21,896)	(21,896)
Balance September 30,2020	9,418,000	$942	$149	$(25,755)	$(24,664)
Common Shares issued for cash November 9,2020	1,000,000	$100	99,900		$100,000
Net Loss Quarter ended December 31,2020	—	—	—	(34,463)	(34,463)
Balance December 31,2020	10,418,000	$1,042	$100,049	$(60,218)	$40,873
Net Income Quarter ended March 31,2021	—	—	—	(86,599)	(86,599)
Balance March 31,2021	10,418,000	$1,042	$100,049	$(146,817)	$(45,726)
Net Income Quarter ended June 30,2021	—	—	—	41,112	41,112
Balance June 30, 2021	10,418,000	$1,042	$100,049	$(105,705)	$(4,614)

 The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

STATEMENT OF SHAREHOLDERS DEFICIT

For the period beginning with inception ( June 12, 2020) and ending  June 30,2020

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 12, 2020	—	—	—	—	—
Common shares issued to Parent June 13,2020	93,53,000	935	145		1,080
Net Loss	—	—	—	(3,859)	(3,859)
Balance June 30, 2020	93,53,000	935	$145	$(3,859)	$(2,779)

 The Accompanying Notes are an Integral Part of These Financial Statement

SYBLEU INC.
STATEMENT OF CASH FLOWS

	Year Ended June 30, 2021	Period from inception ( June 12,2020 to June 30, 2020)
	( as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(101,846)	$(3,859)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	11	1,080
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	3500	(3,500)
Increase (Decrease) in Accrued Expenses	450	0
(Increase) Decrease in Securities accepted as Payment	(177,450)	0
Increase(Decrease) in Unearned Income	173,398
Increase (Decrease) in Income Tax Payable	21,394	0
Unrealized Loss ( Gain) in Investment Securities	(7,800)	0
Net Cash provided by (used) in Operating Activities	$(88,343)	(6,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable, Related Parties	(2,410)	11,329
Common Stock issued for Cash	100,000	0
Net Cash provided by (used) in Financing Activities	97,590	11,329

Net Increase (Decrease) in Cash	$9,247	5,050
Cash at Beginning of Period	5050	0
Cash at End of Period	$14,297	$5,050

Supplemental Cash Flow Information:
Interest Paid	0	0
Income Taxes Paid	0	0

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated an accumulated deficit of $105,705 during the period from June 12, 2020 (inception) through June 30,2021. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 10. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Subsequent to the original issuance of the Company’s quarterly financial statements for the year ended June 30, 2021 the Company determined that the following revisions are required

Recognizing revenue of $177,450 resulting from licensing fees paid during the quarter ended March 31,2021 over the term of the license ( 15 years)

Cumulative Effect of Restatement of Previously Issued Financial Statements for the Year Ended Ended June 30 2021.

Year Ended June 30, 2021

	Balance Sheet

	As Originally Presented	Adjustments	As Restated
Unearned Income	0	173,398	173,398
Total Liabilities:	30,763	173,398	204,161
Retained Earnings (Deficit )	67,693	(173,398)	(105,705)
Total Stockholders' Equity (Deficit)	168,784	(173,398)	(4,614)

Year Ended June 30, 2021

	Statement of Operations

	As Originally Presented	Adjustments	As Restated
License Fees	177,450	(173,398)	4,052
Total Revenue	177,450	(173,398)	4,052
Operating Income ( Loss)	85,146	(173,398)	(88,252)
Net Income (Loss )Before Taxes	92,946	(173,398)	(80,452)
Net Income (Loss )	71,552	(173,398)	(101,846)

Year Ended June 30, 2021

	Statement of Shareholders' Equity ( Deficit)

	As Originally Presented	Adjustments	As Restated
Net Income ( Loss) Quarter ended March 31, 2021	89,716	—	89,716
Retained Deficit March 31, 2021	29,498	(176,315)	(146,817)
Total Stockholders' Equity (Deficit) March 31, 2021	130,589	(176,315)	(45,726)
Net Income ( Loss) Quarter ended June 30, 2021	38,195	(173,398)	(135,203)
Retained Deficit June 30, 2021	67,693	(173,398)	(105,705)
Total Stockholders' Equity (Deficit) June 30, 2021	168,784	(173,398)	(4,614)

Year Ended June 30, 2021

	Statement of Cash Flows

	As Originally Presented	Adjustments	As Restated
Net Income (Loss)	38,195	(173,398)	(135,203)
Increase ( Decrease) in Unearned Income	0	173,398	173,398

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

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Acting Chief Financial Officer, Principal Accounting Officer	Entest Group, Inc.	June 19, 2009 to November 28, 2018
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc.( a California corporation)	August 22,2008 to the Present
Chairman and CEO	Regen BioPharma, Inc.	April 24, 2012 to January 22,2020
Acting CFO	Regen BioPharma, Inc.	April 24, 2012 to February 11, 2015
President	Regen BioPharma, Inc.	May 29, 2013 to October 9, 2013
Chairman, CEO	Zander Therapeutics, Inc.	February 2017 to January 22,2020
Sole Officer and Director	Cell Source Research, Inc.	March 24, 2003 to the Present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to July 31;2019 June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to July 31, 2019
Chairman & CEO	BST Partners Inc. (A California Corporation)	November 30, 2018 to the Present
Chairman & CEO	BST Partners Inc. (A Wyoming Corporation)	March 17, to 2017 to the Present
Chairman and Sole Officer	Regen Biopharma, Inc.	March 23,2021 to the Present
Chairman and Sole Officer	KCL Therapeutics, Inc	March 23,2021 to the Present
Chairman and Sole Officer	Zander Therapeutics, Inc.	March 23,2021 to the Present

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

Based on 10,418,000 Common Shares outstanding as of September 20,2021

Title of Class	Name and Address of Beneficial Owner	Number of shares	Percentage
Common	David R. Koos	6,112,627	58.67%
	c/o SYBLEU INC
Common	Joseph G Vaini	210,790	2.02%
	c/o SYBLEU INC
Common	Stephen Hake*	1,040,000	9.98%
	290 Saddle Run St. Henderson Nv
Common	Timothy G Foat	850,000	8.16%
	1204 Tangerine Street El Cajon CA
Common	Heather Cassady	800,000	7.68%
	1391 Broadway St Unit B El Cajon CA
Common	All Officers and Directors as a Group	6,323,417	60.70%

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

As of June30, 2021 the Company is indebted to David Koos, the Company’s Chairman and Chief Executive Officer, in the amount of  $1,879 ( “Koos Notes”).

As of June 30,2021 the Company is indebted to BST Partners, Inc. , a company controlled by David Koos, in the amount of $7,040 ( “BST Notes”).

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
$26,046

Audit Fees:  Aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements.

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

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning with inception and ending June 30, 2020:

Audit Fees	$0
Audit Related Fees	0
Tax Fees	0
All Other Fees	0
$0

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning July 1,2020 and ending June 30, 2021:

Audit Fees	$3000
Audit Related Fees	5640
Tax Fees	0
All Other Fees	0
$8,640

Item 15. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.3	$2,000 Promissory Note
10.4	$1,000 Promissory Note
10.5	$2,400 Promissory Note
10.6	$2,000 Promissory Note
10.7	$1,800 Promissory Note
10.8	$500 Promissory Note
10.9	$415 Promissory Note
10.10	$75 Promissory Note
10.11	$500 Promissory Note
10.12	$500 Promissory Note
10.13	$150 Promissory Note
10.14	$500 Promissory Note
10.15	$500 Promissory Note
10.16	$500 Promissory Note
10.17	$500 Promissory Note
10.18	$500 Promissory Note
10.19	$500 Promissory Note
10.20	$150 Promissory Note
10.21	Assignments (x)
10.22	Stock Purchase Agreement (y)
10.33	Assignment dated 12/2 (z)
10.34	$1,850 Promissory Note
10.35	$200 Promissory Note
10.36	$810 Promissory Note
10.37	$3,240 Promissory Note
10.38	License Agreement (aaa)

(a)	Incorporated by reference to Exhibit 3(i) of the Company's Form 10-Q for the quarter ended September 31, 2020
(b)	Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the quarter ended September 31, 2020
(c)	Incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended September 31, 2020
(d)	Incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 31, 2020
(e)	Incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended September 31, 2020
(f)	Incorporated by reference to Exhibit 10.4 of the Company's Form 10-Q for the quarter ended September 31, 2020
(g)	Incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q for the quarter ended September 31, 2020
(h)	Incorporated by reference to Exhibit 10.6 of the Company's Form 10-Q for the quarter ended September 31, 2020
(i)	Incorporated by reference to Exhibit 10.7 of the Company's Form 10-Q for the quarter ended September 31, 2020
(j)	Incorporated by reference to Exhibit 10.8 of the Company's Form 10-Q for the quarter ended September 31, 2020
(k)	Incorporated by reference to Exhibit 10.9 of the Company's Form 10-Q for the quarter ended September 31, 2020
(l)	Incorporated by reference to Exhibit 10.10 of the Company's Form 10-Q for the quarter ended September 31, 2020
(m)	Incorporated by reference to Exhibit 10.11 of the Company's Form 10-Q for the quarter ended September 31, 2020
(n)	Incorporated by reference to Exhibit 10.12 of the Company's Form 10-Q for the quarter ended September 31, 2020
(o)	Incorporated by reference to Exhibit 10.13 of the Company's Form 10-Q for the quarter ended September 31, 2020
(p)	Incorporated by reference to Exhibit 10.14 of the Company's Form 10-Q for the quarter ended September 31, 2020
(q)	Incorporated by reference to Exhibit 10.15 of the Company's Form 10-Q for the quarter ended September 31, 2020
(r)	Incorporated by reference to Exhibit 10.16 of the Company's Form 10-Q for the quarter ended September 31, 2020
(t)	Incorporated by reference to Exhibit 10.17 of the Company's Form 10-Q for the quarter ended September 31, 2020
(u)	Incorporated by reference to Exhibit 10.18 of the Company's Form 10-Q for the quarter ended September 31, 2020
(v)	Incorporated by reference to Exhibit 10.19 of the Company's Form 10-Q for the quarter ended September 31, 2020
(w)	Incorporated by reference to Exhibit 10.20 of the Company's Form 10-Q for the quarter ended September 31, 2020
(x)	Incorporated by reference to Exhibit 10.21 of the Company's Form 10-Q for the quarter ended September 31, 2020
(y)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed November 9, 2020
(z)	Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 4, 2020
(aaa)	incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 24, 2021

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer, Director
Date:	March 16, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chief Financial Officer
Date:	March 16, 2022

