Form 10-Q/A
period 2021-09-30
SYBLEU Inc
filed 2022-03-16
CIK 1818674

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of September 30,2021 there were 10,418,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No ☒

EXPLANATORY NOTE: THIS AMENDMENT NO.1 TO SYBLEU INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2021 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.
BALANCE SHEETS

	As of September 30,	As of
	2021	June 30,2021
	(unaudited)	( as restated)
ASSETS
CURRENT ASSETS
Cash	$34,647	$14,297
Prepaid Expenses	—	—
Total Current Assets	$34,647	$14,297
OTHER ASSETS
Investment Securities	70,330	185,250
Total Other Assets	70,330	185,250
TOTAL ASSETS	$104,977	$199,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	21,394	21,394
Notes Payable	50,000
Notes Payable, Related Party	0	8,919
Expenses Accrued but Unpaid	0	450
Interest Accrued but Unpaid	55
Total Current Liabilities	71,449	30,763
Long Term Liabilities:
Unearned Income	170,449	173,398
Total Liabilities	$241,898	$204,161

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001 10,418,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021	1,042	1,042
Additional Paid in capital	100,049	100,049
Retained Earnings (Deficit )	(238,012)	(105,705)
Total Stockholders' Equity (Deficit)	(136,921)	(4,614)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$104,977	$199,547

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended September 30	Quarter Ended September 30
	2021	2020
REVENUES
License Fees	2,949
TOTAL REVENUES	$2,949	$—
COSTS AND EXPENSES
Research and Development:
Consulting Costs	—	4,011
Patent Application Costs	900	1,545
Total Research and Development	900	5,556
General and Administrative:
Transfer Agency Fees	368	715
Other General and Administrative Expenses	2,814	125
Total General and Administrative	3,182	840
Consulting:
Legal Fees	—	500
Accounting	16,200	5,400
Other Consulting	—	3,500
Information Technology Consulting	—	6,100
Total Consulting	16,199	15,500
Total Costs and Expenses	20,281	21,896

OPERATING Income( LOSS)	(17,332)	$(21,896)

OTHER INCOME AND EXPENSES
Unrealized Gain ( Loss) on Investment Securities	(114,920)	—
Interest Income( Expense)	(55)	—
TOTAL OTHER INCOME ( EXPENSES)	(114,975)	—

NET INCOME ( LOSS)	$(132,307)	$(21,896)
Provision for Income Taxes	—	—
NET INCOME ( LOSS)	$(132,307)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,418,000	9,515,780

The Accompanying Notes are an Integral Part of These Financial Statements

4

SYBLEU INC.
CONDENSED STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)
For the quarter ended September 30,2021
(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2021	10,418,000	$1,042	$100,049	$(105,705)	$(4,614)
Net Loss for the three months ended September 30,2021	—	—	—	(132,307)	$(132,307)
Balance September 30,2021	10,418,000	$1,042	$100,049	$(238,012)	$(136,921)

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the three months ended September 30,2020
(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Common shares issued to Parent June 13,2020	9,353,000	935	145		1,080
Net Loss	—	—	—	(3,859)	(3,859)
Balance July 1, 2020	9,353,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for nonemployee services July 8,2020	65,000	7	4		11
Net Loss Quarter ended September 30,2020	—	—	—	(21,896)	(21,896)
Balance September 30,2020	9,418,000	$942	$149	$(25,755)	$(24,664)

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF CASH FLOWS
( unaudited)

	Quarter Ended September 30,	Quarter Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(132,307)	$(21,896)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	—	11
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	—	3500
Increase (Decrease) in Accrued Expenses	(395)	150
(Increase) Decrease in Securities accepted as Payment
Increase( Decrease) in Unearned Income	(2,949)
Unrealized Loss ( Gain) in Investment Securities	114,920
Net Cash provided by (used) in Operating Activities	$(20,731)	$(18,235)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable, Related Parties	(8,919)	13,340
Increase ( Decrease) in Notes Payable	50,000	0
Common Stock issued for Cash
Net Cash provided by (used) in Financing Activities	41,081	13,340

Net Increase (Decrease) in Cash	$20,350	$(4,895)
Cash at Beginning of Period	14297	5050
Cash at End of Period	$34,647	$155

Supplemental Cash Flow Information:
Interest Paid	0	0
Income Taxes Paid	0	0

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $238,012 during the period from June 12, 2020 (inception) through September 30,2021. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Subsequent to the original issuance of the Company’s quarterly financial statements for the period ended September 30, 2021 the Company determined that the following revisions are required

Recognizing revenue of $177,450 resulting from licensing fees paid during the quarter ended March 31,2021 over the term of the license ( 15 years)

Cumulative Effect of Restatement of Previously Issued Financial Statements for the Quarter Ended September 30, 2021.

Quarter Ended September 30, 2021

	Condensed Balance Sheet

	As Originally Presented	Adjustments	As Restated
Unearned Income	0	170,449	170,449
Total Liabilities:	71,449	170,449	241,898
Retained Earnings (Deficit )	(67,563	(170,449)	(238,012)
Total Stockholders' Equity (Deficit)	33,528	(170,449)	(136,921)

Quarter Ended September 30, 2021

	Condensed Statement of Operations

	As Originally Presented	Adjustments	As Restated
License Fees	0	2,949	2949
Total Revenue	0	2,949	2949
Operating Income ( Loss)	(20,281)	2,949	(17,332)
Net Loss Before Taxes	(135,256)	2,949	(132,307)
Net Loss	(135,256)	2,949	(132,307)

Quarter Ended September 30, 2021

	Condensed Statement of Shareholders' Equity ( Deficit) Balance Sheet

	As Originally Presented	Adjustments	As Restated
Retained Earnings ( Deficit ) June 30, 2021	67,693	(173,398)	(105,706)

Retained Deficit September 30, 2021)	(67,563)	(170,449)	(238,012)
Total Stockholders' Equity (Deficit)	33,528	(170,449)	(136,921)

Quarter Ended September 30,2021

	Condensed Statement of Cash Flows

	As Originally Presented	Adjustments	As Restated
Net Income (Loss)	(135,256)	2,949	(142,958)
Increase ( Decrease) in Unearned Income	0	(2,949)	(2,949)

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

The Company recognized no revenue during either the quarter ended September 30, 2021 or the same period ended September 30, 2020. Operating loss for the quarter ended September 30, 2021 was 20.34% lower during the quarter ended September 30, 2021 when compared to the same period ended 2020 primarily due to higher Research and Development costs incurred during the quarter ended 2020 as opposed to the same period ended 2021.

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

