Form 10-Q
period 2021-12-31
SYBLEU Inc
filed 2022-03-21
CIK 1818674

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of March 17, 2022 there were 10,418,000 shares of common stock issued and outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐  No ☒

Transitional Small Business Disclosure Format (Check One)

Yes ☐  No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.
CONDENSED BALANCE SHEETS

	As of December 31, 2021	As of June 30, 2021
	(unaudited)	( as restated)
ASSETS
CURRENT ASSETS
Cash	$113,355	$14,297
Prepaid Expenses
Total Current Assets	$113,355	$14,297
OTHER ASSETS
Investment Securities	26,325	185,250
Total Other Assets	26,325	185,250
TOTAL ASSETS	$139,680	$199,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	21,394	21,394
Notes Payable	140,000
Notes Payable, Related Party	0	8,919
Expenses Accrued but Unpaid	4413	450
Interest Accrued but Unpaid	5045
Total Current Liabilities	170,852	30,763
Long Term Liabilities:
Unearned Income	167,500	173,398
Total Liabilities	$338,352	$204,161

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001 10,418,000 shares issued and outstanding as of December 31, 2021 and June 30,2021	1,042	1,042
Additional Paid in capital	100,049	100,049
Retained Earnings (Deficit )	(299,763)	(105,705)
Total Stockholders' Equity (Deficit)	(198,672)	(4,614)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$139,680	$199,547

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Quarter Ended December 31, 2021	Quarter Ended December 31, 2020	Six Months Ended December 31, 2021	Six Months Ended December 31, 2020
REVENUES
License Fees	2,949	0	5,898	0
TOTAL REVENUES	$2,949	$—	$5,898	$—
COSTS AND EXPENSES
Research and Development:
Consulting Costs		7,800		11,811
Patent Application Costs	3,800	1,555	4,700	3,100
Total Research and Development	3,800	9,355	4,700	14,911
General and Administrative:
Transfer Agency Fees	614	4,500	982	5,215
Other General and Administrative Expenses	5,891	768	8,704	893
Total General and Administrative	6,505	5,268	9,687	6,108
Consulting:
Legal Fees				500
Accounting	5,400	3,240	21,600	8,640
Other Consulting		10,100		13,600
Information Technology Consulting		6,500		12,600
Total Consulting	5400	19,840	21600	35,340
Total Costs and Expenses	15,705	34,463	35,987	56,359

OPERATING Income( LOSS)	$(12,756)	(34,463)	$(30,089)	$(56,359)

OTHER INCOME AND EXPENSES
Unrealized Gain ( Loss) on Investment Securities	(44,005)	0	(158,925)	—
Interest Income (Expense)	(4,990)	0	(5,045)	—
TOTAL OTHER INCOME ( EXPENSES)	(48,995)	0	(163,970)	—
NET INCOME (LOSS) Before taxes	$(61,751)	$(34,463)	$(194,059)	$(56,359)
Provision for Income Taxes	0	—	0	0
NET INCOME ( LOSS)	$(61,751)	$(34,463)	$(194,059)	$(56,359)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,418,000	9,989,429	10,418,000	9,750,776

The Accompanying Notes are an Integral Part of These Financial Statements

Sybleu Inc.
CONDENSED STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)
For the six months ended December 31, 2021
(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2021	10,418,000	$1,042	$100,049	$(105,705)	$(4,614)
Net Loss for the three months ended September 30,2021	—	—	—	(132,307)	$(132,307)
Balance September 30,2021	10,418,000	$1,042	$100,049	$(238,012)	$(136,921)
Net Loss for the three months ended December 31,2021	—	—	—	$(61,751)	$(61,751)
Balance December 31, 2021	10,418,000	$1,042	$100,049	$(299,763)	$(198,672)

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the period from inception to September 30, 2020
(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Common shares issued to Parent June 13, 2020	9,353,000	935	145		1,080
Net Loss	—	—	—	(3,859)	(3,859)
Balance July 1, 2020	9,353,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for non employee services July 8,2020	65,000	7	4		11
Net Loss Quarter ended September 30,2020	—	—	—	(21,896)	(21,896)
Balance September 30,2020	9,418,000	$942	$149	$(25,755)	$(24,664)
Common Stock issued for cash November 9 2020	1,000,000	$100	$99,900		$100,000
Net Loss Quarter ended December 31,2020	—	—	—	$(34,463)	$(34,463)
Balance December 31, 2020	10,418,000	1,042	100,049	(60,218)	$40,873

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended December 31, 2021	Six Months Ended December 31,2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(194,058)	$(56,359)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses		11
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses		3,500
Increase (Decrease) in Accrued Expenses	9,008	302
(Increase) Decrease in Securities accepted as Payment
Increase( Decrease) in Unearned Income	(5,898)
Unrealized Loss ( Gain) in Investment Securities	158,925
Net Cash provided by (used) in Operating Activities	$(32,023)	$(52,546)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable, Related Parties	(8,919)	5,590
Increase ( Decrease) in Notes Payable	140,000
Common Stock issued for Cash		100,000
Net Cash provided by (used) in Financing Activities	131,081	105,590

Net Increase (Decrease) in Cash	$99,058	$53,044
Cash at Beginning of Period	14,297	5,050
Cash at End of Period	$113,355	$58,094

Supplemental Cash Flow Information:
Interest Paid	0	0
Income Taxes Paid	0	0

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of December 31, 2021

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

During the quarter ended December 31,2021 no stock was issued for employee compensation.

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable

During the quarter ended December 31,2021 no stock was issued for Non-Employee Services .

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of December 31, 2021.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $299,763 during the period from June 12, 2020 (inception) through December 31,2021. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. NOTES PAYABLE

Schedule of related party debt
Bostonia Partners	140,000
Notes Payable, as of December 31, 2021	$140,000

$10,000 owed by the Company to Bostonia Partners bears simple interest at %10 and is due and payable September 20,2022.

$30,000 owed by the Company to Bostonia Partners bears simple interest at %10 and is due and payable September 30,2022.

$100,000 owed by the Company to Bostonia Partners bears simple interest at %10 and is due and payable October 5,2022.

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

On December 31, 2021 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of December 31, 2021:

Schedule Of Common Shares
6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the Quarter ended December 31,2021
$177,450	$26,325	$(151125)	$(44,005)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of December 31, 2021:

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

Schedule of Financial Statements
Year Ended June 30, 2021

	Balance Sheet
	As Originally Presented	Adjustments	As Restated
Unearned Income	0	173,398	173,398
Total Liabilities:	30,763	173,398	204,161
Retained Earnings (Deficit )	67,693	(173,398)	(105,705)
Total Stockholders' Equity (Deficit)	168,784	(173,398)	(4,614)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's amended Form S-1 ( Amendment No.3) dated October 13,2020 and the Company’s Form 10-K/A for the period ended June 30, 2021 . All references to” We”, “Us”, “Company” or the “Company” refer to SYBLEU INC.

As of June 30, 2021 we had Cash of $14,297 and as of December 31, 2021 we had Cash of $113,355.

The increase in Cash on Hand of approximately 693% is attributable to net increases in Notes Payable during the six months ended December 31, 2021 of $140,000 offset by costs incurred in conducting the business of the Company.

As of June 30, 2021 we had Investment Securities of $185, 250 and as of December 31, 2021 we had Investment Securities of $26,325.

The decrease in Investment Securities of approximately 86% is attributable to the revaluation as of December 31, 2021 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2021 we had Notes Payable Related Party of $8,919 and Notes Payable of $0 whereas as of December 31, 2021 we had Notes Payable Related Party of $0 and Notes Payable of $140,000.During the quarter ended September 30, 2021 the Company paid off $450 of accrued business expenses and accrued $55 of interest expense such interest expense attributable to $50,000 in promissory notes issued to an unrelated party. During the quarter ended December 31, 2021 the Company accrued $4,415 of business expenses accrued but unpaid of which $3,800 consisted of expenses due and payable for patent prosecution costs. During the quarter ended December 31, 2021 the Company accrued $4,990 in interest expense on Notes to Unrelated Parties.

The Company recognized Revenue of $2,949 and $5,898 during the quarter and six months ended December 31, 2021 respectively as opposed to no revenues being recognized during the same periods ended 2020. Revenue was attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license.

Operating Loss of $12,756 recognized during the quarter ended December 31, 2021 was 63% less than Operating Loss recognized during the same period ended 2020. This is primarily attributable to the recognition during the quarter ended December 31, 2020 of higher consulting costs as compared to the same quarter ended 2021. Net Loss for the Quarter ended 2021 was 79% greater than the Net Loss recognized for the same quarter ended 2020. This was primarily attributable to interest expense and Unrealized Loss on Investment Securities recognized during the quarter ended December 21, 2021.

Operating Loss of $30,089 recognized during the six months ended December 31, 2021 was 46% less than Operating Loss recognized during the same period ended 2020. This is primarily attributable to the recognition during the six months ended December 31, 2020 of higher consulting costs as compared to the six months ended 2021. Net Loss for the Six months ended 2021 was 244% greater than the Net Loss recognized for the same six months ended 2020. This was primarily attributable to interest expense and Unrealized Loss on Investment Securities recognized during the six months ended December 21, 2021.

As of December 31, 2021 we had $113,355 in cash on hand and current liabilities of $170,852 such liabilities consisting of Income Tax Payable ,Accrued Expenses , Notes Payable and interest on Promissory Notes accrued but unpaid. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of December 31, 2021 the Company was not party to any binding agreements which would commit SYBLEU to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2021 and ending on December 31, 2021, David Koos and Joseph G. Vaini , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March 2022.

SYBLEU INC.

By:	/s/ David Koos
Name:	David Koos
Title:	Principal Executive Officer
Date:	March 21, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March 2022.

SYBLEU INC.

By:	/s/David Koos
Name:	David Koos
Title:	Chairman, Director
Date:	March 21, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March 2022.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Financial Officer
Date:	March 21, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March 2022.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Accounting Officer
Date:	March 21, 2022

