Form 10-Q
period 2022-03-31
SYBLEU Inc
filed 2022-04-14
CIK 1818674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 333-248059

_____________________

SYBLEU INC.

(Exact name of registrant as specified in its charter)

_____________________

Wyoming	85-1412307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4700 Spring Street, St 304, La Mesa, California	91942
(Address of principal executive offices)	(Zip Code)

(619) 227-9192

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

_________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 12, 2022 there were 10,418,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.
CONDENSED BALANCE SHEETS

	As of	As of
	March 31, 2022	June 30,2021
	(unaudited)	(as restated)
ASSETS
CURRENT ASSETS
Cash	$84,905	$14,297
Prepaid Expenses
Total Current Assets	$84,905	$14,297
OTHER ASSETS
Investment Securities	24,050	185,250
Total Other Assets	24,050	185,250
TOTAL ASSETS	$108,955	$199,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	21,394	21,394
Notes Payable	140,000
Notes Payable, Related Party	0	8,919
Expenses Accrued but Unpaid	150	450
Interest Accrued but Unpaid	8,498	0
Total Current Liabilities	170,042	30,763
Long Term Liabilities:
Unearned Income	164,615	173,398
Total Liabilities	$334,657	$204,161

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001 10,418,000 shares issued and outstanding as of December 31, 2021 and June 30,2021	1,042	1,042
Additional Paid in capital	100,049	100,049
Retained Earnings (Deficit )	(326,793)	(105,705)
Total Stockholders' Equity (Deficit)	(225,702)	(4,614)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$108,955	$199,547

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF OPERATIONS
Period from Inception ( June 12,2020) to June 30, 2020
(unaudited)

	Quarter Ended March 31	Quarter Ended March 31	Nine Months Ended	Nine Months Ended
	2022	2021	March 31, 2022	March 31, 2021
	( as restated)		( as restated)
REVENUES
License Fees	2,885	1,135	8,783	1,135
TOTAL REVENUES	$2,885	$1,135	$8,783	$1,135
COSTS AND EXPENSES
Research and Development:
Consulting Costs				23,161
Patent Application Costs		11,350	4,700	3,100
Total Research and Development		11,350	4,700	26,261
General and Administrative:
Transfer Agency Fees	450	150	1,432	5,365
Other General and Administrative Expenses	3,337	750	12,042	1,643
Total General and Administrative	3,787	900	13,474	7,008
Consulting:
Legal Fees				500
Accounting	20,400	3,240	42,000	11,880
Other Consulting				13,600
Information Technology Consulting		7,300		19,900
Total Consulting	20,400	10,540	42,000	45,880
Total Costs and Expenses	24,187	22,790	60,174	79,149
OPERATING Income(LOSS)	$(21,302)	$(21,655)	$(51,391)	$(78,014)

OTHER INCOME AND EXPENSES
Unrealized Gain (Loss) on Investment Securities	(2,275)	(43,550)	(161,200)	(43,550)
Interest Income(Expense)	(3,453)		(8,498)
TOTAL OTHER INCOME (EXPENSES)	(5,728)	(43,550)	(169,698)	(43,550)

NET INCOME (LOSS)	$(27,030)	$(65,205)	$(221,089)	$(121,564)
Provision for Income Taxes	0	(21,394)	0	-21394
NET INCOME (LOSS)	$(27,030)	$(86,599)	$(221,089)	$(142,958)
BASIC AND FULLY DILUTED
LOSS PER SHARE	$(0.00)	$(0.01)	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	10,418,000	10,418,000	10,418,000	9,970,740

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)
For the Nine Months ended March 31,2022
(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2021	10,418,000	$1,042	$100,049	$(105,705)	$(4,614)
Net Loss	-	-	-	(132,307)	$(132,307)
Balance September 30,2021	10,418,000	$1,042	$100,049	$(238,012)	$(136,921)
Net Loss	-	-	-	$(61,751)	$(61,751)
Balance December 31, 2021	10,418,000	$1,042	$100,049	$(299,763)	$(198,672)
Net Loss	-	-	-	$(27,030)	$(27,030)
Balance March 31, 2022	10,418,000	$1,042	$100,049	$(326,793)	$(225,702)

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF SHAREHOLDERS DEFICIT
For the Nine Months Ended March 31, 2021
(unaudited)
(as restated)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2020	9,353,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for nonemployee services	65,000	7	4	-	11
Net Loss	-	-	-	(21,896)	(21,896)
Balance September 30,2020	9,418,000	$942	$149	$(25,755)	$(24,664)
Common Stock issued for cash	1,000,000	$100	$99,900	-	$100,000
Net Loss	-	-	-	$(34,463)	$(34,463)
Balance December 31, 2020	10,418,000	$1,042	$100,049	$60,218	$40,873
Net Loss	-	-	-	$(86,599)	$(86,599)
Balance March 31, 2021	10,418,000	$1,042	$100,049	$(146,817)	$(45,726)

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2022	March 31, 2021
		( as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(221,089)	$(142,958)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses		11
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses		3,500
Increase (Decrease) in Accrued Expenses	8,199	0
(Increase) Decrease in Securities accepted as Payment		(177,450)
Increase(Decrease) in Unearned Income	(8,783)	176,315
Increase (Decrease) in Income Tax Payable		21,394
Unrealized Loss (Gain) in Investment Securities	161,200	43,550
Net Cash provided by (used) in Operating Activities	$(60,473)	$(75,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable, Related Parties	(8,919)	(2,410)
Increase ( Decrease) in Notes Payable	140,000
Common Stock issued for Cash		100,000
Net Cash provided by (used) in Financing Activities	131,081	97,590

Net Increase (Decrease) in Cash	$70,608	$21,952.00
Cash at Beginning of Period	14,297	5,050
Cash at End of Period	$84,905	$27,002

Supplemental Cash Flow Information:
Interest Paid	0	0
Income Taxes Paid	0	0

The Accompanying Notes are an Integral Part of These Condensed Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of March 31, 2022

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

During the quarter ended March 31 ,2022 no stock was issued for employee compensation.

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable

During the quarter ended March 31,2022 no stock was issued for Non-Employee Services .

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of March 31, 2022.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $326,793 during the period from June 12, 2020 (inception) through March 31,2022. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. NOTES PAYABLE

Schedule of related party debt
Bostonia Partners	140,000
Notes Payable, as of March 31, 2022	$140,000

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

On March 31, 2022 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of March 31, 2022:

Schedule Of Common Shares

6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the Quarter ended March 31,2022
$177,450	$24050	$(153400)	$(2,275)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of March 31, 2022:

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

As of June 30, 2021 we had Cash of $14,297 and as of March 31, 2022 we had Cash of $84,905.

The increase in Cash on Hand of approximately 493% is attributable to net increases in Notes Payable during the six months ended December 31, 2021 of $140,000 offset by costs incurred in conducting the business of the Company.

As of June 30, 2021 we had Investment Securities of $185, 250 and as of March 31, 2022 we had Investment Securities of $24,050.

The decrease in Investment Securities of approximately 87% is attributable to the revaluation as of March 31, 2022 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2021 we had Notes Payable Related Party of $8,919 and Notes Payable of $0 whereas as of March 31, 2022 we had Notes Payable Related Party of $0 and Notes Payable of $140,000.During the quarter ended September 30, 2021 the Company paid off $450 of accrued business expenses and accrued $55 of interest expense such interest expense attributable to $50,000 in promissory notes issued to an unrelated party. During the quarter ended December 31, 2021 the Company accrued $4,415 of business expenses accrued but unpaid of which $3,800 consisted of expenses due and payable for patent prosecution costs. During the quarter ended December 31, 2021 the Company accrued $4,990 in interest expense on Notes to Unrelated Parties. During the quarter ended March 31, 2022 the Company paid off $4,413 of accrued business expenses, incurred an additional $150 in accrued business expenses and also accrued an additional $3,453 in interest expense on Notes to Unrelated Parties.

The Company recognized Revenue of $2,885 and $8,783 during the quarter and nine months ended March 31, 2022 respectively as opposed to Revenue of $1,135 and $1,135 during same periods ended 2021. Revenue was attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license.

Net Loss before taxes for the Quarter ended 2021 was 58% greater than the Net Loss before taxes recognized for the same quarter ended 2022. This was primarily attributable to $43,550 of Unrealized Loss on Investment Securities recognized during the quarter ended March 21, 2021.

Operating Loss of $51,391 recognized during the nine months ended March 31, 2022 was 34% less than Operating Loss recognized during the same period ended 2021. This is primarily attributable to the recognition during the nine months ended March 31, 2021 of higher consulting costs as compared to the nine months ended March 31, 2022.

Net Loss for the nine months ended 2022 was 81% greater than the Net Loss recognized for the same period ended 2021. This was primarily attributable to $161,200 of Unrealized Loss on Investment Securities recognized during the period ended 2022.

As of March 31, 2022 we had $84,905 in cash on hand and current liabilities of $170,042 such liabilities consisting of Income Tax Payable ,Accrued Expenses , Notes Payable and interest on Promissory Notes accrued but unpaid. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of March 31, 2022 the Company was not party to any binding agreements which would commit SYBLEU to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2022 and ending on March 31, 2022, David Koos and Joseph G. Vaini , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of April 2022.

SYBLEU INC.

By:	/s/ David Koos
Name:	David Koos
Title:	Principal Executive Officer
Date:	April 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 14th day of April 2022.

SYBLEU INC.

By:	/s/David Koos
Name:	David Koos
Title:	Chairman, Director
Date:	April 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March 2022.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Financial Officer
Date:	April 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 21st day of March 2022.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Accounting Officer
Date:	April 14, 2022

