Form 10-K
period 2022-06-30
SYBLEU Inc
filed 2022-07-22
CIK 1818674

United States Securities and Exchange Commission

Washington, D.C.  20549

Form 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending June 30, 2022

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒    No☐

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

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   N/A

As of July 16, 2022 SYBLEU INC had : 10,418,000 common shares outstanding.

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

On July 14, 2020 we were assigned all right, title, and interest to intellectual property related to methods, devices, and techniques useful for enhancing function of a cellular graft through photoceutical ( the use of low level light therapeutics) manipulation . These rights were assigned to us by the Company’s Chief Executive Officer and Entest Biomedical, Inc., a California corporation controlled by the Company’s Chief Executive Officer.

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

The Term of the Agreement commenced on July 8, 2020 and the Agreement shall expire on July 7,2021. The Term of the Agreement may be extended by mutual agreement between the parties. Since July 8, 2021 Dr. Hake has continued to serve as a member of the Company’s Scientific Advisory Board.

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

The Term of the Agreement commenced on July 8, 2020 and the Agreement shall expire on July 7,2021. The Term of the Agreement may be extended by mutual agreement between the parties. Since July 8, 2021 Dr. Garber has continued to serve as a member of the Company’s Scientific Advisory Board.

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

The Term of the Agreement commenced on July 8, 2020 and the Agreement shall expire on July 7,2021. The Term of the Agreement may be extended by mutual agreement between the parties. Since July 8, 2021 Dr. Garber has continued to serve as a member of the Company’s Scientific Advisory Board.

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

The Company has filed patent applications with the United States Patent and Trademark Office seeking patent protection for the following inventions:

"Cancer therapy by intratumoral injection of a chemotherapeutic agent in combination with a bioactive immunostimulatory agent"

“Improving Quality of a Cellular Graft.”

No assurance can be given that patent protection will be obtained for the abovementioned inventions.

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

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or to gain approval for the use of a product as a treatment for clinical indications other than those initially targeted. In addition, use of these products during testing and after marketing could reveal side effects that could delay, impede, or prevent FDA marketing approval, resulting in FDA-ordered product recall, or in FDA-imposed limitations on permissible use.

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

Amount spent during the fiscal year ended June 30, 2022 on research and development activities

During the fiscal year ended June 30, 2022 we expended $5,058 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

SYBLEU has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of July 16, 2022 the Company has 2 employees of which each of them is part time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There has never been and there currently is no public market for our securities. A registered broker- dealer has applied to the Financial Industry Regulatory Authority (“FINRA”) in order to initiate quotations of our common shares on the Pink Market operated by OTC Markets Group however we can provide no assurance that our shares will be traded or, if traded, that a public market will materialize.

The stockholders' equity section of the Company contains the following classes of capital stock as July 16, 2022:

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

As of September 20, 20221 there were 245 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending June 30, 2022. We do not expect to declare cash dividends in the immediate future.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

As we are a “smaller reporting company” as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2021 we had Cash of $14,297 and as of June 30, 2022 we had Cash of $66,850.

The 1ncrease in cash of approximately 367.58% is primarily attributable to a net increase in aggregate Notes Payable of $131,081 offset by expenses incurred in the operation of the Company’s business.

As of June 30, 2021 we had Investment Securities of $185, 250 and as of June 30, 2022 we had Investment Securities of $9,529.

The decrease in Investment Securities of approximately 95% is attributable to the revaluation as of June 30, 2022 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2021 we had Notes Payable Related Party of $8,919 and Notes Payable of $0 whereas as of June 30, 2022 we had Notes Payable Related Party of $0 and Notes Payable of $140,000.

As of June 30, 2021 we had Interest Accrued but Unpaid of 0 and as of June 30, 2022 we had Interest Accrued but Unpaid of $13,253 consisting completely of interest accrued but yet to be paid on Notes Payable.

As of June 30, 2022 Income Taxes payable were paid down in the amount of $10,429 reducing Income Taxes Payable by approximately 48% from Income Taxes Payable recognized as of June 30, 2021.

As of June 30, 2021 we recognized Unearned Income of $173,398 and as of June 30, 2022 we recognized Unearned Income of $161,699. Unearned income recognized by the Company is completely attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license. The decrease in Unearned Income of 6.75% is attributable to recognition of these fees as earned as required pursuant to Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)

The Company recognized Revenue of $11,700 during the year ended June 30, 2022 as opposed to Revenue of $4,052 during same period ended 2021. Revenue was attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license.

Net Loss before taxes for the Year ended June 30 2022 was 204% greater than the Net Loss before taxes recognized for the same period ended 2021. This was primarily attributable to $175,721 of Unrealized Loss on Investment Securities recognized during the Year ended 2022.

Operating Loss of $56,374 recognized during the Year ended June 30, 2022 was approximately 36% less than Operating Loss recognized during the same period ended 2021. This is primarily attributable to the recognition during the Year ended June 30, 2021 of higher consulting costs as compared to the same period ended 2022.

As of June 30, 2022 we had $66,850 in cash on hand and current liabilities of $164,640 such liabilities consisting of Income Tax Payable, Notes Payable, and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of June 30, 2022 the Company was not party to any binding agreements which would commit SYBLEU to any material capital expenditures.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of SYBLEU INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SYBLEU INC. as of June 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC

We have served as the Company's auditor since 2020

#5041

Lakewood, CO

July 20, 2022

SYBLEU INC.
BALANCE SHEETS

	As of June 30,2022	As of June 30,2021 (as restated)
ASSETS
CURRENT ASSETS
Cash	$66,850	$14,297
Prepaid Expenses	0	0
Total Current Assets	$66,850	$14,297
OTHER ASSETS
Investment Securities	9,529	185,250
Total Other Assets	9,529	185,250

TOTAL ASSETS	$76,379	$199,547

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	10,935	21,394
Notes Payable	140,000	0
Notes Payable, Related Party	0	8,919
Expenses Accrued but Unpaid	452	450
Interest Accrued but Unpaid	13,253	0
Total Current Liabilities	164,640	30,763
Long Term Liabilities:
Unearned Income	161,699	173,398
Total Liabilities	$326,338	$204,161

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001 10,418,000 shares issued and outstanding as of June 30, 2022 and June 30,2021	1,042	1,042
Additional Paid in capital	100,049	100,049
Retained Earnings (Deficit )	(351,051)	(105,705)
Total Stockholders' Equity (Deficit)	(249,960)	(4,614)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$76,379	$199,547

  The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
STATEMENT OF OPERATIONS

	Year Ended June 30,2022	Year Ended June 30,2021 (as restated)
REVENUES
License Fees	11,700	4,052
TOTAL REVENUES	$11,700	$4,052
COSTS AND EXPENSES
Research and Development:
Consulting Costs	0	26,311
Patent Application Costs	5,058	3,100
Total Research and Development	5,058	29,411
General and Administrative:
Transfer Agency Fees	1,884	6,115
Other General and Administrative Expenses	13,731	1,898
Total General and Administrative	15,616	8,013
Consulting:
Legal Fees	0	500
Accounting	47,400	11,880
Other Consulting	0	13,600
Information Technology Consulting	0	23,900
Total Consulting	47,400	49,880
Rent		5,000
Total Costs and Expenses	68,073	92,304

OPERATING Income(LOSS)	$(56,374)	$(88,252)

OTHER INCOME AND EXPENSES
Unrealized Gain (Loss) on Investment Securities	(175,721)	7,800
Interest Income(Expense)	(13,252)	0
TOTAL OTHER INCOME (EXPENSES)	(188,973)	7,800

NET INCOME (LOSS) Before Taxes	(245,347)	(80,452)
Provision for Income Taxes	0	(21,394)
NET INCOME (LOSS)	$(245,347)	$(101,846)
BASIC AND FULLY DILUTED
LOSS PER SHARE	$(0.02)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	10,418,000	10,054,932

 The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
STATEMENT OF SHAREHOLDERS EQUITY (DEFICIT)
For the Year Ended June 30, 2022

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2021	10,418,000	$1,042	$100,049	$(105,705)	$(4,614)
Net Loss for the three months ended September 30,2021	-	-	-	(132,307)	$(132,307)
Balance September 30,2021	10,418,000	$1,042	$100,049	$(238,012)	$(136,921)
Net Loss for the three months ended December 31,2021	-	-	-	$(61,751)	$(61,751)
Balance December 31, 2021	10,418,000	$1,042	$100,049	$(299,763)	$(198,672)
Net Loss for the three months ended March 31, 2022	-	-	-	$(27,030)	$(27,030)
Balance March 31, 2022	10,418,000	$1,042	$100,049	$(326,793)	$(225,702)
Net Loss for the three months ended June 30,2022	-	-	-	$(24,258)	$(24,258)
Balance June 30,2022	10,418,000	$1,042	$100,049	$(351,051)	$(249,960)

 The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
STATEMENT OF SHAREHOLDERS DEFICIT
For the Year Ended June 30, 2021
(as restated)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2020	9,353,000	$935	$145	$(3,859)	$(2,779)
Common shares issued for nonemployee services July 8,2020	65,000	7	4		11
Net Loss Quarter ended September 30,2020	-	-	-	(21,896)	(21,896)
Balance September 30,2020	9,418,000	$942	$149	$(25,755)	$(24,664)
Common Stock issued for cash November 9 2020	1,000,000	$100	$99,900		$100,000
Net Loss Quarter ended December 31,2020	-	-	-	$(34,463)	$(34,463)
Balance December 31, 2020	10,418,000	$1,042	$100,049	($60,218)	$40,873
Net Loss Quarter Ended March 31, 2021	-	-	-	($86,599)	($86,599)
Balance March 31, 2021	10,418,000	$1,042	$100,049	$(146,817)	$(45,726)
Net Income Quarter Ended June 30, 2021	-	-	-	41,112	41,112
Balance June 30, 2021	10,418,000	$1,042	$100,049	$(105,705)	$(4,614)

 The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
STATEMENT OF CASH FLOWS

	Year Ended June 30, 2022	Year Ended June 30, 202 (as restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(245,347)	$(101,846)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	—	11
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	—	3,500
Increase (Decrease) in Accrued Expenses	13,257	450
(Increase) Decrease in Securities accepted as Payment	—	(177,450)
Increase(Decrease) in Unearned Income	(11,700)	173,398
Increase (Decrease) in Income Tax Payable	(10,459)	21,394
Unrealized Loss ( Gain) in Investment Securities	175,721	(7,800)
Net Cash provided by (used) in Operating Activities	$(78,528)	$(88,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable, Related Parties	(8,919)	(2,410)
Increase (Decrease) in Notes Payable	140,000
Common Stock issued for Cash	—	100000

Net Cash provided by (used) in Financing Activities	131,081	97,590
Net Increase (Decrease) in Cash	52,553	9,247

Cash at Beginning of Period	14,297	5,050
Cash at End of Period	$66,850	$14,297

Supplemental Cash Flow Information:
Interest Paid	$—	$—
Income Taxes Paid	$10,459	$—

The Accompanying Notes are an Integral Part of These  Financial Statements

SYBLEU INC.

Notes to Financial Statements

As of June 30, 2022

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

During the year ended June 30, 2022 no stock was issued for employee compensation.

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable

During the  year ended June 30, 2022  no stock was issued for Non-Employee Services .

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2022 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of June 30, 2022.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $351,051 during the period from June 12, 2020 (inception) through June 30,2022. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. NOTES PAYABLE

Schedule of related party debt
Bostonia Partners	140,000
Notes Payable, as of June 30, 2022	$140,000

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

On June 30 2022 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2022:

Schedule Of Common Shares
6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) realized during the Quarter ended June 30,2022
$177,450	$9,529	$(167,921)	$(14,521)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of June 30, 2022:

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

NOTE 9. INCOME TAXES

As of June 30, 2022

Deferred tax assets:
Net operating tax carry forwards	$80,876
Other	0
Gross deferred tax assets	80,876
Valuation allowance	(80,876)
Net deferred tax assets	$0

As of June 30, 2022 the Company has a Deferred Tax Asset of $80,876 completely attributable to net operating loss carry forwards of approximately $60,219 generated during the calendar year ending December 31,2020   and 98368 generated during the calendar year ended December 31,2021 (which expire 20 years from the date the loss was incurred).

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

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2022. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2021 is based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management believes that, as of June 30, 2021 the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended June 30, 2022 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 10. Directors, Executive Officers and Corporate Governance

David R. Koos

David R. Koos, 62 has served as Chairman of the Board of Directors, Chief Executive Officer, President, Secretary and Treasurer from inception to the date of this document. David R. Koos served as Chief Financial Officer since inception to July 21, 2020

Position:	Company Name:	Employment Dates:
Chairman, President, Chief Executive Officer, Secretary, Acting Chief Financial Officer, Principal Accounting Officer	Entest Group, Inc.	June 19, 2009 to November 28, 2018
Chairman, President, Chief Executive Officer, Secretary, Chief Financial Officer, Principal Accounting Officer	Entest BioMedical, Inc.( a California corporation)	August 22,2008 to the Present
Chairman and CEO	Regen BioPharma, Inc.	April 24, 2012 to January 22,2020 and again March 23,2021 to the present.
Acting CFO	Regen BioPharma, Inc.	April 24, 2012 to February 11, 2015 and again March 23,2021 to the present.
President	Regen BioPharma, Inc.	May 29, 2013 to October 9, 2013 and again March 23,2021 to the present.
Chairman, CEO	Zander Therapeutics, Inc.	February 2017 to January 22,2020 and again March 23,2021 to the present.
Sole Officer and Director	Cell Source Research, Inc.	March 24, 2003 to the Present
Chairman, President, CEO and Acting CFO	Bio-Matrix Scientific Group, Inc.	June 14, 2006 (Chairman) to July 31;2019 June 19, 2006 (President, CEO and Acting CFO); June 19, 2006 (Secretary) to July 31, 2019
Chairman & CEO	BST Partners Inc. (A California Corporation)	November 30, 2018 to the Present
Chairman & CEO	BST Partners Inc. (A Wyoming Corporation)	March 17, to 2017 to the Present
Chairman and Sole Officer	Regen Biopharma, Inc.	March 23,2021 to the Present
Chairman and Sole Officer	KCL Therapeutics, Inc.	March 23,2021 to the Present
Chairman and Sole Officer	Zander Therapeutics, Inc.	March 23,2021 to the Present

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

Executive Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos, Chairman, President, CEO, CFO (CFO inception to July 20, 2020)	2021	0	0	0	0	0	0	0	0	0

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph G. Vaini CFO (since July 21, 2020)	2021	0	0	0	0	0	0	0	0	0

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos, Chairman, President, CEO, CFO (CFO inception to July 20, 2020)	2022	0	0	0	0	0	0	0	0	0

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph G. Vaini CFO (since July 21, 2020)	2022	0	0	0	0	0	0	0	0	0

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

Based on 10,418,000 Common Shares outstanding as of July 16, 2022.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning July 1,2020 and ending June 30, 2021:

Audit Fees	$3000
Audit Related Fees	5640
Tax Fees	0
All Other Fees	0
Total:	$8,640

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning July 1,2021 and ending June 30, 2022:

Audit Fees	$25,800
Audit Related Fees	21,600
Tax Fees	0
All Other Fees	0
Total:	$47,400

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

SYBLEU INC.

By:	/s/ David R. Koos
Name:	David R. Koos
Title:	Chairman, Chief Executive Officer, Director
Date:	July 22, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chief Financial Officer
Date:	July 22, 2022

