Form 10-Q
period 2022-09-30
SYBLEU Inc
filed 2022-10-11
CIK 1818674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022.

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 8, 2022 there were 10,418,000 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.
CONDENSED BALANCE SHEETS

	As of September 30, 2022 (unaudited)	As of June 30,2022
ASSETS
CURRENT ASSETS
Cash	$53,878	$66,850
Prepaid Expenses	0	0
Total Current Assets	$53,878	$66,850
OTHER ASSETS
Investment Securities	2,990	9,529
Total Other Assets	2,990	9,529
TOTAL ASSETS	$56,868	$76,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	10,935	10,935
Notes Payable	140,000	140,000
Notes Payable, Related Party	0	0
Expenses Accrued but Unpaid	150	452
Interest Accrued but Unpaid	16,743	13,253
Total Current Liabilities	167,828	164,640
Long Term Liabilities:
Unearned Income	158,750	161,699
Total Liabilities	$326,578	$326,338

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001 10,418,000 shares issued and outstanding as of June 30, 2022 and September 30, 2022	1,042	1,042
Additional Paid in capital	100,049	100,049
Retained Earnings (Deficit )	(370,801)	(351,051)
Total Stockholders' Equity (Deficit)	(269,710)	(249,960)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$56,868	$76,379

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF OPERATIONS

	Quarter ended September 30, 2022	Quarter Ended September 30, 2021
REVENUES
License Fees	2,949	2,949
TOTAL REVENUES	$2,949	$2,949
COSTS AND EXPENSES
Research and Development:
Consulting Costs	—
Patent Application Costs	—	900
Total Research and Development	—	900
General and Administrative:
Transfer Agency Fees	641	368
Other General and Administrative Expenses	1,029	2,814
Total General and Administrative	1,670	3,182
Consulting:
Legal Fees	—
Accounting	11,000	16,199
Other Consulting	—
Information Technology Consulting	—
Total Consulting	11,000	16,199
Rent	—
Total Costs and Expenses	12,670	20,281

OPERATING Income( LOSS)	$(9,721)	$(17,332)

OTHER INCOME AND EXPENSES
Unrealized Gain ( Loss) on Investment Securities	(6,539)	(114,920)
Interest Income( Expense)	(3,490)	(55)
TOTAL OTHER INCOME ( EXPENSES)	(10,029)	(114,975)

NET INCOME ( LOSS) before taxes	(19,750)	(132,307)
Provision for Income Taxes	—	—
NET INCOME ( LOSS)	$(19,750)	$(132,307)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,418,000	10,418,000

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
For the Quarter Ended September 30, 2022
(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30,2022	10,418,000	$1,042	$100,049	$(351,051)	$(249,960)
Net Loss for the quarter ended September 30, 2022		—	—	(19,750)	(19,750)
Balance September 30, 2022	10,418,000	$1,042	$100,049	$(370,801)	$(269,710)

For the Quarter Ended September 30, 2021
(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2021	10,418,000	$1,042	$100,049	$(105,705)	$(4,614)
Net Loss for the three months ended September 30,2021		—	—	(132,307)	$(132,307)
Balance September 30,2021	10,418,000	$1,042	$100,049	$(238,012)	$(136,921)

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Quarter Ended September 30, 2022	Quarter Ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(19,750)	$(132,307)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses
Increase (Decrease) in Accrued Expenses	3,188	(395)
(Increase) Decrease in Securities accepted as Payment
Increase(Decrease) in Unearned Income	(2,949)	(2,949)
Increase (Decrease) in Income Tax Payable
Unrealized Loss ( Gain) in Investment Securities	6,539	114,920
Net Cash provided by (used) in Operating Activities	$(12,972)	$(20,731)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable, Related Parties		(8,919)
Increase (Decrease) in Notes Payable		50,000
Common Stock issued for Cash

Net Cash provided by (used) in Financing Activities	0	41,081

Net Increase (Decrease) in Cash	(12,972)	20,350

Cash at Beginning of Period	66,850	14,297
Cash at End of Period	$53,878	$34,647

Supplemental Cash Flow Information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of September 30, 2022

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

During the quarter ended September 30, 2022 no stock was issued for employee compensation.

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable

During the  quarter ended September 30, 2022  no stock was issued for Non-Employee Services .

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of September 30, 2022 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of September 30, 2022.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $370,801 during the period from June 12, 2020 (inception) through September 30,2022. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. NOTES PAYABLE

Bostonia Partners	140,000
Notes Payable, as of September 30, 2022	$140,000

$10,000 owed by the Company to Bostonia Partners bears simple interest at 10% and is due and payable September 20,2022.

$30,000 owed by the Company to Bostonia Partners bears simple interest at 10% and is due and payable September 30,2022.

$100,000 owed by the Company to Bostonia Partners bears simple interest at 10% and is due and payable October 5,2022.

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

On September 30 2022 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2022:

Schedule Of Common Shares
6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) during the quarter ended September 30, 2022
$177,450	$2,990	($174,460)	$(6,539)

NOTE 8. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of September 30, 2022:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company's expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company's operations, economic performance, financial conditions, margins and growth in sales of the Company's products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company's financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company's amended Form S-1 (Amendment No.3) dated October 13, 2020 , the Company’s Form 10-K/A for the period ended June 30, 2021and the Company’s Form 10-K for the period ended June 30, 2022 . All references to” We”, “Us”, “Company” or the “Company” refer to SYBLEU INC.

As of September 30, 2022 we had Cash of $53,878 and as of June 30, 2022 we had Cash of $66,850.

The decrease in cash of approximately 19% is primarily attributable to cash expended in conducting the business of the Company.

As of September 30, 2022 we had Investment Securities of $2,990 and as of June 30, 2022 we had Investment Securities of $9,529.

The decrease in Investment Securities of approximately 19% is attributable to the revaluation as of September 30, 2022 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of September 30, 2022 we had Interest Accrued but Unpaid of $16,743 consisting completely of interest accrued but yet to be paid on Notes Payable and as of June 30, 2022 we had Interest Accrued but Unpaid of $13,253 consisting completely of interest accrued but yet to be paid on Notes Payable.

The increase in Interest Accrued but Unpaid of approximately 26% is attributable to $3,490 of interest accrued but not paid on $140,000 in Notes payable during the quarter ended September 30, 2022.

As of September 30, 2022 we recognized Unearned Income of $158,750 and as of June 30, 2022 we recognized Unearned Income of $161,699. Unearned income recognized by the Company is completely attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license. The decrease in Unearned Income of approximately 19% is attributable to recognition of these fees as earned as required pursuant to Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606)

The Company recognized revenue of $2,949 during the quarter ended September 30, 2022 as well as the same period ended 2021. In both periods revenue was attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license.

Operating Loss of $9,721 recognized during the quarter ended September 30, 2022 was 44% lower than the Operating Loss recognized during the same period ended 2021. The decrease in Operating Loss is primarily attributable to lower General and Administrative and Consulting Expenses incurred during the period ended 2022 as well as the lack of Research and Development expenses incurred during the period ended 2022.

Net Loss for the quarter ended September 30, 2022 was $19,750 which is approximately 85% lower than the Net Loss recognized by the Company during the same period ended 2021. This decrease is primarily attributable to the recognition of $114,920 of Unrealized Loss on Investment Securities during the period ended 2021.

As of September 30, 2022 we had $53,878 in cash on hand and current liabilities of $167,828 such liabilities consisting of Income Tax Payable ,Accrued Expenses, Notes Payable and interest on Promissory Notes accrued but unpaid. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of September 30, 2022 the Company was not party to any binding agreements which would commit SYBLEU to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on July 1, 2022 and ending on September 30, 2022, David Koos and Joseph G. Vaini , who serve as the Company’s Principal Executive Officer and Principal Financial Officer respectively, have determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of equity securities during the quarter ended September 30, 2022.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of October 2022.

SYBLEU INC.

By:	/s/ David Koos
Name:	David Koos
Title:	Principal Executive Officer
Date:	October 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of October 2022.

SYBLEU INC.

By:	/s/David Koos
Name:	David Koos
Title:	Chairman, Director
Date:	October 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of October 2022.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Financial Officer
Date:	October 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 11th day of October 2022.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Principal Accounting Officer
Date:	October 11, 2022

