Form 10-Q
period 2022-12-31
SYBLEU Inc
filed 2023-01-17
CIK 1818674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2022.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 333-248059

_____________________

SYBLEU INC.

(Exact name of registrant as specified in its charter)

_____________________

Wyoming	85-1412307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1034 Throggs Neck Expressway Bronx, NY 10465	91942
(Address of principal executive offices)	(Zip Code)

(718) 795-7790

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 12, 2023 there were 10,304,492 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.
CONDENSED BALANCE SHEETS

	As of December 31 , 2022	As of June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$36,848	$66,850
Prepaid Expenses	16,236	0
Total Current Assets	$53,084	$66,850
OTHER ASSETS
Investment Securities	2,200	9,529
Prepaid Expenses ( Long Term)	5,715
Total Other Assets	7,915	9,529
TOTAL ASSETS	$60,999	$76,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	10,935	10,935
Notes Payable	140,000	140,000
Notes Payable, Related Party	0	0
Expenses Accrued but Unpaid	150	452
Interest Accrued but Unpaid	20,196	13,253
Total Current Liabilities	171,281	164,640
Long Term Liabilities:
Unearned Income	155,801	161,699
Total Liabilities	$327,082	$326,338

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001; 10,418,000 shares issued and outstanding as of June 30, 2022 and 10,304,492 shares issued and outstanding as of December 31, 2022	1,031	1,042

Additional Paid in capital	122,214	100,049
Retained Earnings (Deficit )	(389,328)	(351,051)
Total Stockholders' Equity (Deficit)	(266,083)	(249,960)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$60,999	$76,379

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Quarter ended December 31, 2022	Quarter ended December 31, 2021	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
REVENUES
License Fees	2,948	2,949	5,897	5,898
TOTAL REVENUES	$2,948	$2,949	$5,897	$5,898
COSTS AND EXPENSES
Research and Development:
Staff Expenses	345	—	345
Consulting Costs	—
Patent Application Costs	—	3,800		4,700
Total Research and Development	345	3,800	345	4,700
General and Administrative:
Transfer Agency Fees	691	614	1,332	982
Other General and Administrative Expenses	1,404	5,891	2,433	8,704
Total General and Administrative	2,095	6,505	3,765	9,687
Consulting:
Legal Fees
Accounting	5,500	5,400	16,500	21,600
Other Consulting
Information Technology Consulting
Total Consulting	5,500	5,400	16,500	21,600
Rent
Total Costs and Expenses	7,940	15,705	20,610	35,987
OPERATING Income( LOSS)	$(4,992)	$(12,756)	$(14,713)	$(30,089)

OTHER INCOME AND EXPENSES
Unrealized Gain ( Loss) on Investment Securities	(790)	(44,005)	(7,329)	(158,925)
Stock Cancellation Expense	(9,294)	—	(9,294)
Interest Income( Expense)	(3,451)	(4,990)	(6,941)	(5,045)
TOTAL OTHER INCOME ( EXPENSES)	(13,535)	(48,995)	(23,564)	(163,970)

NET INCOME ( LOSS) before taxes	(18,527)	(61,751)	(38,277)	(194,059)
Provision for Inocme Taxes			—
NET INCOME ( LOSS)	$(18,527)	$(61,751)	$(38,277)	$(194,059)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,394,301	10,418,000	10,406,215	10,418,000

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
For the Six Months Ended December 31, 2022
(unaudited)
	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30,2022	10,418,000	$1,042	$100,049	$(351,051)	$(249,960)
Net Loss for the quarter ended September 30, 2022		—	—	(19,750)	(19,750)
Balance September 30, 2022	10,418,000	$1,042	$100,049	$(370,801)	$(269,710)
Cancellation of shares 12/13/2022	(6,113,508)	$(611)	$(95)		$(706)
Issuance of shares for services 12/12/2022	6,000,000	$600	$22,260		$22,860
Net Loss for the quarter ended December 31, 2022		—	—	$(18,527)	$(18,527)
Balance December 31,2022	10,304,492	$1,031	$122,214	$(389,328)	$(266,083)

SYBLEU INC.
CONDENSED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
For the Six Months Ended December 31, 2021
(unaudited)

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2021	10,418,000	$1,042	$100,049	$(105,705)	$(4,614)
Net Loss for the three months ended September 30,2021		—	—	(132,307)	$(132,307)
Balance September 30,2021	10,418,000	$1,042	$100,049	$(238,012)	$(136,921)
Net Loss for the three months ended December 31,2021		—	—	$(61,751)	$(61,751)
Balance December 31, 2021	10,418,000	$1,042	$100,049	$(299,763)	$(198,672)

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended December 31, 2022	Six Months Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(38,277)	$(194,058)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	909
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses
Increase (Decrease) in Accrued Expenses	6,640	9008
(Increase) Decrease in Securities accepted as Payment
Increase( Decrease) in Unearned Income	(5,897)	(5,898)
Increase ( Decrease) in Income Tax Payable
Decrease in Common Stock	(611)
Decrease in Additional Paid in Capital	(95)
Unrealized Loss ( Gain) in Investment Securities	7,329	158,925
Net Cash provided by (used) in Operating Activities	$(30,002)	$(32,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable, Related Parties		(8,919)
Increase ( Decrease) in Notes Payable		140,000
Common Stock issued for Cash
Net Cash provided by (used) in Financing Activities	0	131,081

Net Increase (Decrease) in Cash	(30,002)	$99,058
Cash at Beginning of Period	66,850	14,297
Cash at End of Period	$36,848	$113,355

Supplemental Cash Flow Information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of December 31, 2022

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

During the quarter ended December 31, 2022 6,000,000 shares of common stock were issued as employee compensation.

In determining Fair Value for shares issued to employees an asset based valuation method was utilized , specifically Enterprise Value(Assets Less Cash and Cash Equivalents plus Fair Value of Debt) less Fair Value of Debt. The following inputs were utilized.

Fair Value of Intellectual Property	$35,490
Securities	$3,771
Notes Payable	$140,000
Accrued Interest	$19,504
Taxes Payable	$10,935
Less Total Debt	$(170,439)
Portion of Enterprise Value available to shareholders	$39,261
Fair Value per share	$0.00381

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable

During the  quarter ended December 31, 2022  no stock was issued for Non-Employee Services .

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of December 31, 2022 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of December 31, 2022.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $389,328 during the period from June 12, 2020 (inception) through December 31,2022. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management plans to raise additional funds by offering securities for cash. Management has yet to decide what type of offering the Company will use or how much capital the Company will raise. There is no guarantee that the Company will be able to raise any capital through any type of offerings.

NOTE 4. RELATED PARTY TRANSACTIONS.

The Company utilizes approximately 500 square feet of office space at 1034 Throggs Neck Expressway, Bronx NY 10465 provided to the Company by Joseph G. Vaini, the Company’s sole officer and director, on a month to month basis free of charge. The property is utilized as office space. We believe that the foregoing properties are adequate to meet our current needs for office space.

On January 8, 2023 the Company entered into an agreement with Joanne Vaini whereby Joanne Vaini agreed to provide bookkeeping services for the Company for the period beginning January 9, 2023 and ending July 9, 2024 (“Agreement”) for total consideration consisting of $15,000. Joanne Vaini is the spouse of Joseph G. Vaini the Company’s sole officer and director.

NOTE 5. NOTES PAYABLE

Bostonia Partners	140,000
Notes Payable, as of December 31, 2022	$140,000

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

On December 31, 2022 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of December 31, 2022:

Schedule Of Common Shares
6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or ( Loss) during the quarter ended December 31, 2022
$177,450	$2,200	$(175,250)	$(790)

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of December 31, 2022:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 10,304,492  shares issued and outstanding.

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

NOTE 8 . STOCK ISSUANCES AND CANCELLATIONS

On December 12, 2022 the Company issued 3,000,000 common shares to Joseph G Vaini pursuant to an agreement whereby Joseph G. Vaini agreed to serve as President, Chief Executive Officer, Secretary, Chief Financial Officer and Secretary, Treasurer and Principal Accounting Officer of the Company.

On December 12, 2022 the Company issued 3,000,000 common shares to Harry Lander pursuant to an agreement whereby Harry Lander agreed to serve as Chief Scientific Officer of the Company.

On December 13, 2022 the Company cancelled 6,113,508 common shares owned by David Koos, the Company’s previous sole officer and director, and a company controlled by David Koos. Effective December 13, 2022 David Koos resigned as a Director of the Company and also resigned from any and all other offices he had held of the Company (“Resignation”) . In connection with his Resignation Koos has returned any and all common shares directly or indirectly held by Koos to the Company for cancellation. Also in connection with his Resignation Koos and the Company have entered into an agreement ( “Separation Agreement”) whereby the Company shall pay Koos the sum of $10,000.

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

As of December 31, 2022 we had Cash of $36,848 and as of June 30, 2022 we had Cash of $66,850.

The decrease in cash of approximately 45% is attributable to cash expended in conducting the business of the Company as well as $10,000 paid to David Koos, the former CEO of the Company, in consideration of the cancellation of 6,113,508 common shares of the Company beneficially owned by David Koos.

As of December 31, 2022 we had Investment Securities of $2,200 and as of June 30, 2022 we had Investment Securities of $9,529.

The decrease in Investment Securities of approximately 76.91% is attributable to the revaluation as of December 31, 2022 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of December 31, 2022 we had Prepaid Expenses of $21,951 and as of September 30, 2022 we had Prepaid Expenses of 0. Prepaid Expenses recognized as of December 31, 2022 are attributable to
(a) 3,000,000 common shares issued to Joseph G Vaini

(b) 3,000,000 common shares issued to Dr. Harry Lander.

On December 9, 2022 an agreement (“Agreement”) was entered into by and between SYBLEU INC ( the “Company”) and Joseph G. Vaini (“Vaini”) whereby Vaini has agreed to serve as President, Chief Executive Officer, Secretary, Chief Financial Officer and Secretary, Treasurer and Principal Accounting Officer of the Company subject to the authority of the Company's Board of Directors (the “BOD”). Vaini shall perform such duties commensurate with his offices and as directed the BOD.

The Term of this Agreement shall commence on December 13, 2022 and shall expire on December 13, 2023 unless sooner terminated in accordance with specified provisions contained therein.

As sole compensation for performing his duties pursuant to the Agreement Vaini received 3,000,000 of the Common Shares of the Company ( “Vaini Stock Payment”).Vaini has agreed that for a period of three years from December 9, 2022 Vaini shall not directly or indirectly, offer, issue, sell, contract to sell (including, without limitation, any short sale), grant any option for the sale of, pledge, or otherwise dispose of or transfer the Vaini stock payment.

On December 9, 2022 an agreement (“Agreement”) was entered into by and between SYBLEU INC ( the “Company”) and Harry Lander (“Lander”) whereby Lander has agreed to serve as Chief Scientific Officer of the Company subject to the authority of the Company's Board of Directors (the “BOD”). Lander’s duties will include:

Identifying and introducing to the Company Contract Research Organizations

Identifying and introducing to the Company potential strategic partners

Identifying and introducing to the Company potential members for the Company’s Scientific Advisory Board

Assisting the Company in patent application and prosecution.

The Term of this Agreement shall commence on December 9, 2022 and shall expire on December 8, 2025 unless sooner terminated in accordance with specified provisions contained therein.

As sole compensation for performing his duties pursuant to the Agreement Lander received 3,000,000 of the Common Shares of the Company (“Lander Stock Payment”).Lander has agreed that for a period of three years from December 9, 2022 Lander shall not directly or indirectly, offer, issue, sell, contract to sell (including, without limitation, any short sale), grant any option for the sale of, pledge, or otherwise dispose of or transfer the Lander stock payment.

As of December 31, 2022 we had Interest Accrued but Unpaid of $20,196 consisting completely of interest accrued but yet to be paid on Notes Payable and as of June 30, 2022 we had Interest Accrued but Unpaid of $13,253 consisting completely of interest accrued but yet to be paid on Notes Payable.

The increase in Interest Accrued but Unpaid of approximately 52% is attributable to 6,941 of interest accrued but not paid on $140,000 in Notes payable during the six months ended December 31, 2022.

As of December 31, 2022 we had Expenses Incurred but Unpaid of $150 and as of June 30, 2022 we had Expenses Incurred but Unpaid of $452. The decrease in Expenses Incurred but Unpaid of approximately 68% is primarily attributable to payment of fees owed to the Company’s Transfer Agent.

As of December 31, 2022 we recognized Unearned Income of $155,801 and as of June 30, 2022 we recognized Unearned Income of $161,699. Unearned income recognized by the Company is completely attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license. The decrease in Unearned Income of approximately 19% is attributable to recognition of these fees as earned as required pursuant to Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).

The Company recognized revenue of $2,948 during the quarter ended December 31, 2022 and revenue of $2,949 for the same period ended 2021. In both periods revenue was attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license.

Operating Loss of $4,992 recognized during the quarter ended December 31, 2022 was approximately 61% lower than the Operating Loss recognized during the same period ended 2021 which was $12,756. The decrease in Operating Loss is primarily attributable to lower General and Administrative and Research and Development expenses incurred during the period ended 2022 as compared to the same period ended 2021.

Net Loss for the quarter ended December 31, 2022 was $18,527 which is approximately 70% lower than the Net Loss recognized by the Company during the same period ended 2021. This decrease is primarily attributable to the recognition of $44,005 of Unrealized Loss on Investment Securities during the period ended 2021 partially offset by $9,294 in expenses related to cancellation of common stock incurred during the quarter ended December 31, 2022.

The Company recognized revenue of $5,897 during the six months ended December 31, 2022 and revenue of $5,898 for the same period ended 2021. In both periods revenue was attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license.

Operating Loss of $14,713 recognized during the six months ended December 31, 2022 was approximately 51% lower than the Operating Loss recognized during the same period ended 2021 which was $30,089. The decrease in Operating Loss is primarily attributable to lower General and Administrative, Consulting and Research and Development expenses incurred during the period ended 2022 as compared to the same period ended 2021.

Net Loss for the six months ended December 31, 2022 was $38,277 which is approximately 80% lower than the Net Loss recognized by the Company during the same period ended 2021. This decrease is primarily attributable to the recognition of $158,925 of Unrealized Loss on Investment Securities during the period ended 2021 partially offset by $9,294 in expenses related to cancellation of common stock incurred during the quarter ended December 31, 2022.

As of December 31, 2022 we had $36,848 in cash on hand and current liabilities of $171,281 such liabilities consisting of Income Tax Payable ,Accrued Expenses, Notes Payable and interest on Promissory Notes accrued but unpaid. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of December 31, 2022 the Company was not party to any binding agreements which would commit SYBLEU to any material capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined by Rule 229.10(f) (1) of Regulation S-K, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of Joseph G. Vaini who is the Company’s Principal Executive Officer , Chief Financial Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s Principal Executive Officer and Principal Financial Officer has concluded that the Company’s disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered.

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2022 and ending on December 31, 2022, Joseph G. Vaini , who serves as the Company’s Principal Executive Officer and Principal Financial Officer, has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On December 12, 2022 the Company issued 3,000,000 common shares (“Shares”) to Joseph G Vaini pursuant to an agreement whereby Joseph G. Vaini agreed to serve as President, Chief Executive Officer, Secretary, Chief Financial Officer and Secretary, Treasurer and Principal Accounting Officer of the Company.

On December 12, 2022 the Company issued 3,000,000 common shares (“Shares”) to Harry Lander pursuant to an agreement whereby Harry Lander agreed to serve as Chief Scientific Officer of the Company.

On December 13, 2022 the Company cancelled 6,113,508 common shares owned by David Koos, the Company’s previous sole officer and director, and a company controlled by David Koos. Effective December 13, 2022 David Koos resigned as a Director of the Company and also resigned from any and all other offices he had held of the Company (“Resignation”) . In connection with his Resignation Koos has returned any and all common shares directly or indirectly held by Koos to the Company for cancellation. Also in connection with his Resignation Koos and the Company have entered into an agreement ( “Separation Agreement”) whereby the Company shall pay Koos the sum of $10,000.

All Shares issued were issued pursuant to Section 4(a) (2) of the Securities Act of 1933, as amended (the “Act”). No underwriters were retained to serve as placement agents for the sale. The shares were sold directly through our management. No commission or other consideration was paid in connection with the sale of the shares. There was no advertisement or general solicitation made in connection with this Offer and Sale of Shares. A legend was placed on the certificate that evidences the Shares stating that the Shares have not been registered under the Act and setting forth or referring to the restrictions on transferability and sale of the Shares.

EXHIBITS

Exhibit	No. Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.21	Assignments
10.22	Stock Purchase Agreement
10.33	Assignment dated 12/2
10.38	License Agreement
10.7	Note Payable $20,000
10.8	Note Payable $30,000
10.9	Note Payable $100,000
10.10	Separation Agreement
10.11	Vaini Agreement
10.12	Lander Agreement
10.13	Joanne Vaini Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chairman, Chief Executive Officer
Date:

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chief Financial Officer, Director
Date:

