Form 10-Q/A
period 2022-12-31
SYBLEU Inc
filed 2023-01-17
CIK 1818674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q/A

Amendment No. 1

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

 Explanatory Note

THIS AMENDMENT NO.1 TO SYBLEU INC’S (THE “COMPANY”) FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2022 (“(“ORIGINAL FILING”) IS BEING FILED SOLELY TO AMEND THE FOLLOWING PORTIONS OF THE ORIGINAL FILING: SIGNATURES

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

SYBLEU INC

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chairman, Chief Executive Officer
Date:	January 17, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chief Financial Officer, Director
Date:	January 17, 2023

