Form 10-Q
period 2023-03-31
SYBLEU Inc
filed 2023-04-11
CIK 1818674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023.

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2023 there were 10,304,492 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.
CONDENSED BALANCE SHEETS

	As of March 31, 2023	As of June 30, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,388	$66,850
Prepaid Expenses	21,372	0
Total Current Assets	$23,760	$66,850
OTHER ASSETS
Investment Securities	1,203	9,529
Prepaid Expenses (Long Term)	9,149
Total Other Assets	10,352	9,529
TOTAL ASSETS	$34,112	$76,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	10,935	10,935
Notes Payable	140,000	140,000
Notes Payable, Related Party	0	0
Expenses Accrued but Unpaid	1,769	452
Interest Accrued but Unpaid	23,607	13,253
Total Current Liabilities	176,311	164,640
Long Term Liabilities:
Unearned Income	152,918	161,699
Total Liabilities	$329,229	$326,338

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001; 10,418,000 shares issued and outstanding as of June 30, 2022 and 10,304,492 shares issued and outstanding as of March 31, 2023	1,031	1,042
Additional Paid in capital	122,214	100,049
Retained Earnings (Deficit )	(418,362)	(351,051)
Total Stockholders' Equity (Deficit)	(295,117)	(249,960)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$34,112	$76,379

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF OPERATIONS
(unaudited)

	Quarter ended March 31, 2023	Quarter ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
REVENUES
License Fees	2,883	2,885	8,780	8,783
TOTAL REVENUES	$2,883	$2,885	$8,780	$8,783
COSTS AND EXPENSES
Research and Development:
Staff Expenses	928	—	1,273	—
Consulting Costs	—	—	—	—
Patent Application Costs	82	—	82	4,700
Total Research and Development	1,010	—	1,355	4,700
General and Administrative:
Transfer Agency Fees	511	450	1,843	1,432
Other General and Administrative Expenses	3,735	3,337	6,168	12,042
Total General and Administrative	4,246	3,787	8,011	13,474
Consulting:			2,715
Legal Fees	—
Accounting	5,500	20,400	22,000	42,000
Other Consulting
Website Development
Information Technology Consulting	1,537		1,537
Securities Depository Consulting	12,500		12,500
Total Consulting	22,252	20,400	38,752	42,000
Rent	—
Total Costs and Expenses	27,508	24,187	48,118	60,174
OPERATING Income( LOSS)	$(24,625)	$(21,302)	$(39,338)	$(51,391)

OTHER INCOME AND EXPENSES
Unrealized Gain (Loss) on Investment Securities	(998)	(2,275)	(8,327)	(161,200)
Stock Cancellation Expense	—	—	(9,294)
Interest Income (Expense)	(3,411)	(3,453)	(10,352)	(8,498)
TOTAL OTHER INCOME (EXPENSES)	(4,409)	(5,728)	(27,973)	(169,698)

NET INCOME (LOSS) before taxes	(29,034)	(27,030)	(67,311)	(194,059)
Provision for Income Taxes	—		—
NET INCOME ( LOSS)	$(29,034)	$(27,030)	$(67,311)	$(194,059)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,304,492	10,418,000	10,395,074	10,418,000

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
For the Nine Months Ended March 31, 2023
(unaudited)
	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2022	10,418,000	$1,042	$100,049	$(351,051)	$ $(249,960)
Net Loss for the quarter ended September 30, 2022		—	—	(19,750)	(19,750)
Balance September 30, 2022	10,418,000	$1,042	$100,049	$(370,801)	$ $(269,710)
Cancellation of shares 12/13/2022	(6,113,508)	$(611)	$(95)		$(706)
Issuance of shares for services 12/12/2022	6,000,000	$600	$22,260		$22,860
Net Loss for the quarter ended December 31, 2022		—	—	$(18,527)	$(18,527)
Balance December 31, 2022	10,304,492	$1,031	$122,214	$(389,328)	$(266,083)
Net Loss for the quarter ended March 31, 2023				(29,034)	$(29,034)
Balance March 31, 2023	10,418,000	$1,042	$100,049	(326,793)	$(295,117)

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

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(67,311)	$(221,089)
Adjustments to reconcile net Income (loss) to net cash	4,624
Common Stock Issued for payment of expenses	909
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(12,285)
Increase (Decrease) in Accrued Expenses	11,669	8,199
(Increase) Decrease in Securities accepted as Payment
Increase( Decrease) in Unearned Income	(8,780)	(8,783)
Increase ( Decrease) in Income Tax Payable
Decrease in Common Stock	(611)
Decrease in Additional Paid in Capital	(95)
Unrealized Loss ( Gain) in Investment Securities	8,327	161,200
Net Cash provided by (used) in Operating Activities	$(64,462)	$(60,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase ( Decrease) in Notes Payable, Related Parties	0	(8,919)
Increase ( Decrease) in Notes Payable	0	140,000
Common Stock issued for Cash
Net Cash provided by (used) in Financing Activities	0	131,081

Net Increase (Decrease) in Cash	(64,462)	$70,608
Cash at Beginning of Period	66,850	14,297
Cash at End of Period	$2,388	$84,905

Supplemental Cash Flow Information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of March 31, 2023

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

During the quarter ended March 31, 2023 0no shares of common stock were issued as employee compensation.

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of March 31, 2023 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of March 31, 2023.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $418,362 during the period from June 12, 2020 (inception) through March 31, 2023. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 5. NOTES PAYABLE

Bostonia Partners	140,000
Notes Payable, as of March 31, 2023	$140,000

$10,000 owed by the Company to Bostonia Partners bears simple interest at 10% and is due and payable September 20, 2022.

$30,000 owed by the Company to Bostonia Partners bears simple interest at 10% and is due and payable September 30, 2022.

$100,000 owed by the Company to Bostonia Partners bears simple interest at 10% and is due and payable October 5, 2022.

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

On March 31, 2023 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of March 31, 2023:

Schedule Of Common Shares
6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) during the quarter ended March 31, 2023
$177,450	$1,203	$(176,247)	$(998)

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of March 31, 2023:

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

As of March 31, 2023 we had Cash of $2,388 and as of June 30, 2022 we had Cash of $66,850. The decrease in cash of approximately 96% is primarily attributable to (a) $15,000 paid out to Joanne Vaini whereby Joanne Vaini agreed to provide bookkeeping services for the Company for the period beginning January 9, 2023 and ending July 9, 2024 (“Agreement”) for total consideration consisting of $15,000 and (b) $12,500 paid to Wilson Davis and Co., a registered Broker Dealer, for assistance in obtaining DTC eligibility for the Company’s common shares. DTC Eligibility means that a public company's securities are able to be deposited through Depository Trust and Clearing Corporation..

Joanne Vaini is the spouse of Joseph G. Vaini the Company’s sole officer and director.

As of March 31, 2023 we had Prepaid Expenses of $30,521 and as of September 30, 2022 we had Prepaid Expenses of 0. Prepaid Expenses recognized as of March 31, 2023 are attributable to:

(a) 3,000,000 common shares issued to Joseph G Vaini, the Company’s Chief Executive Officer, pursuant to an employment agreement to be expensed over the life of the agreement

(b) 3,000,000 common shares issued to Dr. Harry Lander, the Company’s Chief Scientific Officer, pursuant to an employment agreement expensed over the life of the agreement.

(c) $15,000 prepaid pursuant to an agreement with Joanne Vaini to be expensed over the life of the agreement.

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

On January 8, 2023 an agreement was entered into by and between Joanne Vaini and the Company whereby Joanne Vaini shall assist the Company with entry and updating of financial records in Qucikbooks. The term of this agreement commenced on January 9, 2023 and shall expire on July 9,2024

As of March 31, 2023 we had Investment Securities of $1,203 and as of June 30, 2022 we had Investment Securities of $9,529.

The decrease in Investment Securities of approximately 87.4% is attributable to the revaluation as of March 31, 2023 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of March 31, 2023 we had expenses accrued but unpaid of %1,769 and as of June 30, 2022 we had expenses accrued but unpaid of $452. The increase of approximately 291% is primarily attributable to expenses of $1,537 recognized during the period in connection with an agreement with a third party to provide on demand telephone support to the Company related to any and all hardware and software computer issues .

As of March 31, 2023 we had Interest Accrued but Unpaid of $23,607 consisting completely of interest accrued but yet to be paid on Notes Payable and as of June 30, 2022 we had Interest Accrued but Unpaid of $13,253 consisting completely of interest accrued but yet to be paid on Notes Payable.

The increase in Interest Accrued but Unpaid of approximately 78.1% is attributable to $10,352 of interest accrued but not paid on $140,000 in Notes payable during the nine months ended March 31, 2023.

As of March 31, 2023 we recognized Unearned Income of $152,918 and as of June 30, 2022 we recognized Unearned Income of $161,699. Unearned income recognized by the Company is completely attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license. The decrease in Unearned Income is attributable to recognition of these fees as earned as required pursuant to Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).

The Company recognized revenue of $2,883 during the quarter ended March 31, 2023 and revenue of $2,885 for the same period ended 2022. In both periods revenue was attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license.

Operating Loss of $24,625 recognized during the quarter ended March 31, 2022 was approximately 16% higher than the Operating Loss recognized during the same period ended 2021 which was $12,756. The increase in Operating Loss is largely attributable to $12,500 in consulting fees paid during the period ended 2023 to Wilson Davis and Co., a registered Broker Dealer, for assistance in obtaining DTC eligibility for the Company’s common shares. DTC Eligibility means that a public company's securities are able to be deposited through Depository Trust and Clearing Corporation.

Net Loss for the quarter ended March 31, 2023 was $29,034 which is approximately 7% higher than the Net Loss recognized by the Company during the same period ended 2022. This is primarily attributable to higher operating expenses incurred during the period ended 2023 as compared to the same period ended 2022.

The Company recognized revenue of $8,780 during the nine months ended March 31, 2023 and revenue of $8,783 for the same period ended 2022. In both periods revenue was attributable to $177, 450 in licensing fees paid to the Company during the quarter ended March 31, 2021 which are being recognized over the term of the license.

Operating Loss of $39,338 recognized during the nine months ended March 31, 2023 was approximately 23% lower than the Operating Loss recognized during the same period ended 2022 which was $51,391. The decrease in Operating Loss is primarily attributable to lower General and Administrative and Consulting expenses incurred during the period ended 2023 as compared to the same period ended 2022.

Net Loss for the nine months ended March 31, 2023 was $67,311 which is approximately 70% lower than the Net Loss recognized by the Company during the same period ended 2022. This decrease is primarily attributable to the recognition of $161,200 of Unrealized Loss on Investment Securities during the period ended 2022 .

As of March 31, 2023 we had $2,388 in cash on hand and current liabilities of $176,311 such liabilities consisting of Income Tax Payable ,Accrued Expenses, Notes Payable and interest on Promissory Notes accrued but unpaid. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of March 31, 2023 the Company was not party to any binding agreements which would commit SYBLEU to any material capital expenditures.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on January 1, 2023 and ending on March 31, 2023, Joseph G. Vaini , who serves as the Company’s Principal Executive Officer and Principal Financial Officer, has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no Unregistered Sales of Equity Securities during the quarter ended March 31, 2023.

EXHIBITS

Exhibit	No. Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.21	Assignments
10.22	Stock Purchase Agreement
10.33	Assignment dated 12/2
10.38	License Agreement
10.7	Note Payable $20,000
10.8	Note Payable $30,000
10.9	Note Payable $100,000
10.10	Separation Agreement
10.11	Vaini Agreement
10.12	Lander Agreement
10.13	Joanne Vaini Agreement
10.14	AGREEMENT BY AND BETWEEN SYBLEU INC AND TIMOTHY G FOAT

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chairman, Chief Executive Officer
Date:	April 11, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chief Financial Officer, Director
Date:	April 11, 2023

