Form 10-K
period 2023-06-30
SYBLEU Inc
filed 2023-08-04
CIK 1818674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-K

_________________

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending: June 30, 2023.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 333-248059

_____________________

SYBLEU INC.

(Exact name of registrant as specified in its charter)

_____________________

Wyoming	85-1412307
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1034 Throggs Neck Expressway Bronx, NY	10465
(Address of principal executive offices)	(Zip Code)

(800) 807-4631

(Issuers’s telephone number)

N/A

(Former name or former address and former fiscal year, if changed since last report)

_________________

Securities registered pursuant to Section 12(b) of the “Exchange Act”: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

 Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐  No ☒

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  N/A0

As of July 30, 2023 SYBLEU INC. had 10,613,492 common shares outstanding.

In this annual report, the terms “Sybleu Inc... ”, “Sybleu”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Sybleu Inc.., a Wyoming corporation.

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

PART I

Item 1. Business

We were incorporated June 12, 2020 under the laws of the State of Wyoming. We intend to develop therapies for human and animal health, medical devices, and clinical diagnostics. The Company intends to engage in the acquisition, licensing and development of medical and veterinary applications up to the point of successful completion of Phase I and or Phase II clinical trials after which the Company would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The primary factor to be considered by us in arriving at a decision to advance an application further to Phase III clinical trials would be a greater than anticipated indication of efficacy seen in Phase I trials.

We are currently focused on acquiring intellectual property and forging strategic partnerships to advance technologies to market.

Acquired Intellectual Property

On July 14, 2020 we were assigned all right, title, and interest to intellectual property related to methods, devices, and techniques useful for enhancing function of a cellular graft through photoceutical ( the use of low level light therapeutics) manipulation ( “Cell Transplant IP”).

On December 2, 2020 Sybleu Inc.. (the “Company”) was assigned all right, title, and interest to intellectual property related to intratumoral administration of a combination of a chemotherapeutic agent and an immunomodulatory agent for cancer therapy ( “Cancer Therapy IP”).

On June 30, 2023 Sybleu Inc. (the “Company”) entered into an agreement (“Agreement”) whereby the Company purchased from Zander Biologics, Inc. (“Zander”) a 50% interest in

(a)the invention disclosed in US Patent US11377442B2 (Small molecule agonists and antagonists of NR2F6 activity), all patent rights to the invention described in US Patent US11377442B2 as well as all trade secrets, trademarks and associated good will to the invention described in US Patent US11377442B2 and

(b) the invention disclosed in US Patent US US10472351B2 (Small molecule agonists and antagonists of NR2F6 activity in animals), all patent rights to the invention described in US Patent US10472351B2 as well as all trade secrets, trademarks and associated good will to the invention described in US Patent US10472351B2.

(“IP Rights”).

The IP rights are to patent protected small molecule compounds which compounds have been found to modulate the immune system.

Pursuant to the Agreement the Company issued to Zander a promissory note in the principal amount of $300,000 bearing simple interest at 10% per annum as consideration for 50% interest in the IP rights. The promissory note and all accrued interest are due and payable June 30, 2025.

In the event that on or prior to July 31, 2023 Zander causes to be filed with the United States Patent and Trademark Office any and all documentation which may be required in order to record the transfer of the 50% Interest to the Company Zander shall receive additional consideration consisting of 1,000,000 common shares of the Company.

The Company and Zander (The “Parties”) agree to jointly develop and commercialize the IP Rights for veterinary use upon mutually acceptable terms and conditions. Each Party shall be entitled to 50% of any and all revenues derived from development and commercialization ..Each Party shall be responsible for 50% of all any and all expenses incurred in connection with development and commercialization.

Neither Party shall transfer right, title and interest in and to including, but not limited to, the copyrights, trade secrets, trademarks and associated good will and patent rights to the IP Rights in whole or in part without the written consent of the other Party. Neither Party shall grant any rights or license to the IP Rights to any entity without the written consent of the other Party.

Licenses Granted by the Company

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

Licenses Granted to the Company

On June 26, 2023 Sybleu Inc. ( the “Company”) was granted an exclusive worldwide license by DYO Biotechnologies, Pty, Ltd (“DYO”) to (a) to make, have made, use, offer for sale, sell, perform, have performed export and import Licensed Products and Licensed Services; (b) to practice Licensed Methods; and (c) to use Technology, all in the Field, within the Territory and during the Term (the “License”).

“Technology” is defined in the License as” Artificial intelligence/machine learning engine designed to utilize existing chemical library structures in an integrated model to predict highly specific and sensitive novel chemical structures for molecular targets.”

“Licensed Products” are defined in the License as “any product, kit, composition, or part thereof: (a) that incorporates, uses, or is enabled or derived from the use of the Technology; or (b) that is produced or enabled by a Licensed Method.”

“Licensed Services” are defined in the License as “any service performed by Company or Sublicensee for the benefit of a third party that, in whole or in part, (a) uses Technology; (b) uses Licensed Product(s); or (c) that practices or is enabled by a Licensed Method.”

“Licensed Method” is defined in the License as “any method or process that uses Technology”

“Field” is defined in the License as small molecule drug development and commercialization for human and/or animal health.

“Territory” is defined in the License as “worldwide”.

The Term of the License is the period of time beginning on the effective date of this Agreement which shall be June 26, 2023 and terminating on the last to expire Royalty Term .

“Royalty Term” is defined in the License as that period of time beginning on the first commercial sale of a Licensed Product in a given country and, expires on a country-by-country basis with respect to each Licensed Product, upon the later of: (a) the expiration, abandonment, or invalidation of the last to expire, abandoned or invalidated Valid Claim of the Patent Rights in such country; (b) the expiration of any granted statutory period of marketing exclusivity within a country; and (c) 12 years from of the date of the first commercial sale of such Licensed Product in such country.

Pursuant to the terms and conditions of the License the Company shall raise $2,000,000 US through either debt or equity financing within 2 years of execution of this Agreement (“Funding”). The Company shall enter into a research collaboration agreement with DYO upon mutually acceptable terms and conditions within 30 days of Funding (“Research Agreement).

Substantially all of the Funding shall be utilized to enable the Technology for the benefit of developing Company’s existing and future small molecule drug intellectual property. It is anticipated that this research agreement will utilize substantially all of these funds over two years. It is agreed that the Company shall exclusively possess all right, title and interest in and to including, but not limited to, the copyrights, trade secrets, trademarks and associated good will and patent rights to any and all inventions, discoveries, intellectual property and chemical structures resulting from this Research Agreement.

Pursuant to the terms and conditions of the License the Company shall pay to DYO a Royalty equal to five percent (5%) of the Net Sales ( as such term is defined in the License) of any Licensed Method, Service or Product per annum. The License also imposes an obligation upon the Company to make minimum royalty payments to DYO over the course of the Term.

Pursuant to the terms and conditions of the License the the Company paid to DYO 309,000 common shares of the Company (“Stock Payment”) and a $25,000 License Issuance Fee.

DYO shall not, directly or indirectly, offer, issue, sell, contract to sell (including without limitation short sale), grant any option for the sale of, pledge or otherwise dispose of or transfer any or all of the Stock Payment for a period of two years from the date of issuance.

Pursuant to the terms and conditions of the License Upon the occurrence of each of the following events (each a “Milestone”)), the Company shall make a cash payment (“Milestone Payment”) in the amount corresponding to such Milestone within thirty days after achievement of each Milestone:

Milestone	AMOUNT
1. Dosing of a first human patient in a Phase I or Phase I/II Clinical Trial for Licensed Product	$150,000 US
2. Dosing of a first patient in a Phase III Clinical Trial for Licensed Product	$500,000 US
3. FDA (US) Approval of a Licensed Product	$3,000,000 US
4. EMA (EU) Approval of a Licensed Product	$1,500,000 US
5. PMDA (JPN) Approval of a Licensed Product	$1,000,000 US
6. Cumulative Net Sales of Licensed Products reach $100 Million	$2,000,000 US

This License may be terminated by DYO in the event:

No licensed Method, Service or Product has been granted Patent Protection in at least one jurisdiction after the expiration of four years from execution

The sum of $2,000,000 shall not have been raised within 2 years of execution of the license

The Research Agreement shall not have been entered into as of thirty days subsequent to the Funding.

The Company shall not have achieved cumulative Net Sales of Licensed Product, Service and Methods of at least $10,000,000 as of a date that is ten years from the execution of the license

The Company shall fail to pay any consideration required under the license and such failure remains uncured for thirty days.

This License may be terminated by the Company in the event:

DYO shall be determined to not have exclusive unencumbered Patent Rights to the Technology in whole or in part.

Any other entity shall be determined to have the right- exercised or not- to utilize the Technology ( in whole or in part) to develop make, use, offer for sale, sell, perform, have performed export and import and sell products, methods and services which can reasonably be expected to be similar to or competitive with products, methods and services to be developed by the Company utilizing the rights granted by the License. .

DYO shall have failed to demonstrate during the course of due diligence to the satisfaction of the Company that the Technology can be effectively utilized for the purposes intended by this License

In the event that the Agreement is terminated pursuant to the any of the abovementioned the Stock Payment shall be promptly returned by DYO to the Company for cancellation.

Dr. Harry Lander serves as Chief Scientific Officer of the Company and is a shareholder of the Company. Dr. Harry Lander also serves as Managing Director of DYO and is a controlling shareholder of DYO.

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

To that effect we have established a Scientific Advisory Board considting of members who we believe have a high level of expertise in their professional fields and who have agreed to provide counsel and assistance to us in (a) determining the viability of proposed projects (b) obtaining financing for projects and (c) obtaining the resources required to initiate and complete a project in the most cost effective and rapid manner.

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

Principal Products and Services:

The Company is currently focused upon:

(a)	developing drugs for treating cancer in companion animals
(b)	examining the role of Artificial Intelligence and Machine Learning in clinical diagnostics and
(c)	development of disposable medical devices

Sources and availability of raw materials and the names of principal suppliers

The supplies and materials required to conduct our operations are available through a wide variety of sources and may be obtained through a wide variety of sources.

Patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts, including duration

Patents:

The Company has purchased a 50% interest in and to inventions granted the following patents by the United States Patent and Trademark Office.

US Patent US11377442B2 (Small molecule agonists and antagonists of NR2F6 activity)

US Patent US US10472351B2 (Small molecule agonists and antagonists of NR2F6 activity in animals.

Royalty Agreements:

On June 26, 2023 Sybleu Inc. ( the “Company”) was granted an exclusive worldwide license by DYO Biotechnologies, Pty, Ltd (“DYO”) to (a) to make, have made, use, offer for sale, sell, perform, have performed export and import Licensed Products and Licensed Services; (b) to practice Licensed Methods; and (c) to use Technology, all in the Field, within the Territory and during the Term (the “License”).

“Technology” is defined in the License as” Artificial intelligence/machine learning engine designed to utilize existing chemical library structures in an integrated model to predict highly specific and sensitive novel chemical structures for molecular targets.”

“Licensed Products” are defined in the License as “any product, kit, composition, or part thereof: (a) that incorporates, uses, or is enabled or derived from the use of the Technology; or (b) that is produced or enabled by a Licensed Method.”

“Licensed Services” are defined in the License as “any service performed by Company or Sublicensee for the benefit of a third party that, in whole or in part, (a) uses Technology; (b) uses Licensed Product(s); or (c) that practices or is enabled by a Licensed Method.”

“Licensed Method” is defined in the License as “any method or process that uses Technology”

“Field” is defined in the License as small molecule drug development and commercialization for human and/or animal health.

“Territory” is defined in the License as “worldwide”.

The Term of the License is the period of time beginning on the effective date of this Agreement which shall be June 26, 2023 and terminating on the last to expire Royalty Term .

“Royalty Term” is defined in the License as that period of time beginning on the first commercial sale of a Licensed Product in a given country and, expires on a country-by-country basis with respect to each Licensed Product, upon the later of: (a) the expiration, abandonment, or invalidation of the last to expire, abandoned or invalidated Valid Claim of the Patent Rights in such country; (b) the expiration of any granted statutory period of marketing exclusivity within a country; and (c) 12 years from of the date of the first commercial sale of such Licensed Product in such country.

Pursuant to the terms and conditions of the License the Company shall raise $2,000,000 US through either debt or equity financing within 2 years of execution of this Agreement (“Funding”). The Company shall enter into a research collaboration agreement with DYO upon mutually acceptable terms and conditions within 30 days of Funding (“Research Agreement).

Substantially all of the Funding shall be utilized to enable the Technology for the benefit of developing Company’s existing and future small molecule drug intellectual property. It is anticipated that this research agreement will utilize substantially all of these funds over two years. It is agreed that the Company shall exclusively possess all right, title and interest in and to including, but not limited to, the copyrights, trade secrets, trademarks and associated good will and patent rights to any and all inventions, discoveries, intellectual property and chemical structures resulting from this Research Agreement

Pursuant to the terms and conditions of the License the Company shall pay to DYO a Royalty equal to five percent (5%) of the Net Sales ( as such term is defined in the License) of any Licensed Method, Service or Product per annum. The License also imposes an obligation upon the Company to make minimum royalty payments to DYO over the course of the Term.

Pursuant to the terms and conditions of the License the l Company paid to DYO 309,000 common shares of the Company (“Stock Payment”).

DYO shall not, directly or indirectly, offer, issue, sell, contract to sell (including without limitation short sale), grant any option for the sale of, pledge or otherwise dispose of or transfer any or all of the Stock Payment for a period of two years from the date of issuance.

Pursuant to the terms and conditions of the License Upon the occurrence of each of the following events (each a “Milestone”)), the Company shall make a cash payment (“Milestone Payment”) in the amount corresponding to such Milestone within thirty days after achievement of each Milestone:

Milestone	AMOUNT
1. Dosing of a first human patient in a Phase I or Phase I/II Clinical Trial for Licensed Product	$150,000 US
2. Dosing of a first patient in a Phase III Clinical Trial for Licensed Product	$500,000 US
3. FDA (US) Approval of a Licensed Product	$3,000,000 US
4. EMA (EU) Approval of a Licensed Product	$1,500,000 US
5. PMDA (JPN) Approval of a Licensed Product	$1,000,000 US
6. Cumulative Net Sales of Licensed Products reach $100 Million	$2,000,000 US

This License may be terminated by DYO in the event:

No licensed Method, Service or Product has been granted Patent Protection in at least one jurisdiction after the expiration of four years from execution

The sum of $2,000,000 shall not have been raised within 2 years of execution of the license

The Research Agreement shall not have been entered into as of thirty days subsequent to the Funding.

The Company shall not have achieved cumulative Net Sales of Licensed Product, Service and Methods of at least $10,000,000 as of a date that is ten years from the execution of the license

The Company shall fail to pay any consideration required under the license and such failure remains uncured for thirty days.

This License may be terminated by the Company in the event:

DYO shall be determined to not have exclusive unencumbered Patent Rights to the Technology in whole or in part.

Any other entity shall be determined to have the right- exercised or not- to utilize the Technology ( in whole or in part) to develop make, use, offer for sale, sell, perform, have performed export and import and sell products, methods and services which can reasonably be expected to be similar to or competitive with products, methods and services to be developed by the Company utilizing the rights granted by the License. .

DYO shall have failed to demonstrate during the course of due diligence to the satisfaction of the Company that the Technology can be effectively utilized for the purposes intended by this License

In the event that the Agreement is terminated pursuant to the any of the abovementioned the Stock Payment shall be promptly returned by DYO to the Company for cancellation.

Dr. Harry Lander serves as Chief Scientific Officer of the Company and is a shareholder of the Company. Dr. Harry Lander also serves as Managing Director of DYO and is a controlling shareholder of DYO.

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

The Center for Veterinary Medicine (“CVM”) at the United States Food and Drug Administration (“FDA”) regulates animal pharmaceuticals under the Food, Drug and Cosmetics Act. Manufacturers of animal health pharmaceuticals must show their products to be safe, effective and produced by a consistent method of manufacture. The new animal drug approval process is complicated. Before a new animal drug may receive FDA approval, the sponsor must establish that the new animal drug is safe and effective. Drug sponsors must submit a New Animal Drug Application (NADA) along with supporting data, including all adverse effects associated with the drug's use. The NADA must also include information on the drug's chemistry; composition and component ingredients; manufacturing methods, facilities, and controls; proposed labeling; analytical methods for residue detection and analysis if applicable; an environmental assessment; and other information. The sponsor of a new animal drug is responsible for submitting all appropriate data to establish effectiveness and safety. If the drug product is intended for use in a food-producing animal, residues in food products must also be established as safe for human consumption. FDA review of the NADA submitted by drug sponsors is extremely detailed and comprehensive. The CVM’s basis for approving a drug application is documented in a Freedom of Information Summary. . We will be required to conduct post-approval monitoring of FDA approved pharmaceutical products and to submit reports of product quality defects, adverse events or unexpected results to the CVM’s Surveillance and Compliance group. No assurance may be given any new animal drug product which the Company may develop will be approved by the FDA to be marketed and sold. Regulatory authorities in countries outside of the United States and Europe also have requirements for approval of veterinary drug candidates with which we must comply prior to marketing in those countries. Obtaining regulatory approval for marketing of a product candidate in one country does not ensure that we will be able to obtain regulatory approval in any other country.

Amount spent during the fiscal year ended June 30, 2023 on research and development activities.

During the fiscal year ended June 30, 2023 we expended $85,489 on research and development activities.

Costs and effects of compliance with environmental laws (federal, state and local)

SYBLEU has not incurred any unusual or significant costs to remain in compliance with any environmental laws and does not expect to incur any unusual or significant costs to remain in compliance with any environmental laws in the foreseeable future.

Number of total employees and number of full-time employees

As of July 31, 2023 the Company has 2 employees of which each of them is part time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Prior to March 2023 no public market existed for our securities. In March 2023 the common shares of the Company began trading over the “Pink” market operated by OTC Markets Group under the symbol SYBE.

The Company’s common stock is a "penny stock," as defined in Rule 3a51-1 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the penny stock is suitable for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell common stock of the Company.

The stockholders’ equity section of the Company contains the following class of capital stock as of July 31, 2023:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 10,613,492  shares issued and outstanding.

With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Common Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Common Stock owned by such holder times one (1).

On any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of the Common Stock shall receive, out of assets legally available for distribution to the Company’s stockholders, a ratable share in the assets of the Company.

Below is the range of high and low bid information for our common equity for each quarter within the last two fiscal years that a public market has existed for our common equity. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

July 1, 2022 to June 30, 2023	HIGH	LOW
Third Quarter	$0.1	$0.1
Fourth Quarter	$0.2899	$0.02

As of July 31, 2023 there were approximately 245 holders of our Common Stock.

Dividends

No cash dividends were paid during the fiscal year ending June 30, 2023. We do not expect to declare cash dividends in the immediate future.

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

On June 28, 2023 the Company issued 309,000 common shares ( “Shares”) to DYO Biotechnologies, Pty, Ltd pursuant to the terms and conditions of an agreement entered into by and between DYO Biotechnologies, Pty, Ltd and the Company.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2023 we had cash of $3,786 and as of June 30, 2022 we had cash of $66,850. The decrease in cash of 94% is primarily attributable to (a) $15,000 paid out to Joanne Vaini whereby Joanne Vaini agreed to provide bookkeeping services for the Company for the period beginning January 9, 2023 and ending July 9, 2024 (“Agreement”) for total consideration consisting of $15,000 (b) $12,500 paid to Wilson Davis and Co., a registered Broker Dealer, for assistance in obtaining DTC eligibility for the Company’s common shares. DTC Eligibility means that a public company's securities are able to be deposited through Depository Trust and Clearing Corporation and (c) $25,000 paid to DYO Biotechnologies, Pty, Ltd pursuant to the terms and conditions of a license granted to the Company by DYO Biotechnologies, Pty, Ltd.

Joanne Vaini is the spouse of the Company’s Chief Executive Officer Joseph G. Vaini. Dr. Harry Lander serves as Chief Scientific Officer of the Company and is a shareholder of the Company. Dr. Harry Lander also serves as Managing Director of DYO and is a controlling shareholder of DYO Biotechnologies, Pty, Ltd.

As of June 30, 2023 we had Prepaid Expenses of $24,762 and as of June 30, 2022 we had Prepaid Expenses of 0. Prepaid Expenses recognized as of June 30, 2023 are attributable to:

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

On December 9, 2022 an agreement (“Agreement”) was entered into by and between Sybleu Inc. ( the “Company”) and Harry Lander (“Lander”) whereby Lander has agreed to serve as Chief Scientific Officer of the Company subject to the authority of the Company's Board of Directors (the “BOD”). Lander’s duties will include:

Identifying and introducing to the Company Contract Research Organizations.

Identifying and introducing to the Company potential strategic partners.

Identifying and introducing to the Company potential members for the Company’s Scientific Advisory Board.

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

On January 8, 2023 an agreement was entered into by and between Joanne Vaini and the Company whereby Joanne Vaini shall assist the Company with entry and updating of financial records in Quickbooks. The term of this agreement commenced on January 9, 2023 and shall expire on July 9, 2024

As of June 30, 2023 we had Investment Securities of $1,920 and as of June 30, 2022 we had Investment Securities of $9,529.

The decrease in Investment Securities of approximately 80% is attributable to the revaluation as of June 30, 2023 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2023 we had Acquired Intangible Assets ( net of Amortization) of $300,000 and as of June 30, 2022 we had Acquired Intangible Assets ( net of Amortization) of $0.

Acquired Intangible Assets ( net of Amortization) as of June 30, 2023 consists of intellectual property purchased from Zander Biologics, Inc. On June 30, 2023 the Company entered into an agreement whereby the Company purchased from Zander Biologics, Inc. a 50% interest in

(a)the invention disclosed in US Patent US11377442B2 (Small molecule agonists and antagonists of NR2F6 activity), all patent rights to the invention described in US Patent US11377442B2 as well as all trade secrets, trademarks and associated good will to the invention described in US Patent US11377442B2 and

(b) the invention disclosed in US Patent US US10472351B2 (Small molecule agonists and antagonists of NR2F6 activity in animals), all patent rights to the invention described in US Patent US10472351B2 as well as all trade secrets, trademarks and associated good will to the invention described in US Patent US10472351B2.

(“IP Rights”).

The IP rights are to patent protected small molecule compounds which compounds have been found to modulate the immune system.

As of June 30, 2023 we had Notes Payable of $477,500 and as of June 30, 2022 we had Notes Payable of $140,000. The increase in Notes Payable of 241% is primarily attributable to:
(a) a $300,000 Promissory Note issued to Zander Biologics as consideration for the purchase of intellectual property

(b) a $25,000 Promissory Note issued to Bostonia Partners during the quarter ended June 30, 2023

(c) a $12,500 Promissory Note issued to Zander Therapeutics Inc. during the quarter ended June 30, 2023

As of June 30, 2023 we had expenses accrued but unpaid of 15,500 and as of June 30, 2022 we had expenses accrued but unpaid of $452. The increase is primarily attributable to:

(a)	expenses of $9,221 recognized during the period in connection with an agreement with a third party to provide on demand telephone support to the Company related to any and all hardware and software computer issues
(b)	expenses of $3,000 incurred in connection with the design of the Company’s website
(c)	$920 in legal/ patent prosecution fees
(d)	$620 in Transfer Agent fees

As of June 30, 2023 we had Interest Accrued but Unpaid of $27,476 consisting completely of interest accrued but yet to be paid on Notes Payable and as of June 30, 2022 we had Interest Accrued but Unpaid of $13,253 consisting completely of interest accrued but yet to be paid on Notes Payable.

The increase in Interest Accrued but Unpaid of approximately 107% is attributable to $10,352 of interest accrued but not paid on $140,000 in Notes payable during the nine months ended June 30, 2023 as well as $3,870 interest accrued but not paid on $177,500 in Notes payable during the quarter ended June 30, 2023.

As of June 30, 2023 we recognized Unearned Income of $150,002 and as of June 30, 2022 we recognized Unearned Income of $161,699. Unearned income recognized by the Company is completely attributable to $177, 450 in licensing fees paid to the Company during the quarter ended June 30, 2021 which are being recognized over the term of the license. The decrease in Unearned Income is attributable to recognition of these fees as earned as required pursuant to Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606).

The Company recognized revenue of $11,696 during the tear ended June 30, 2023 and revenue of $11,700 for the same period ended 2022. In both periods revenue was attributable to $177, 450 in licensing fees paid to the Company during the quarter ended June 30, 2021 which are being recognized over the term of the license.

Operating Loss of $149,180 recognized during the year ended June 30, 2023 was approximately 164% higher than the Operating Loss recognized during the same period ended 2022 which was $56,373. The increase in Operating Loss is primarily attributable to substantially higher Research and Development and Consulting expenses incurred during the period ended 2023 as compared to the same period ended 2022.

Net Loss for the year ended June 30, 2023 was $180,304 which is approximately 26% lower than the Net Loss recognized by the Company during the same period ended 2022. This decrease is primarily attributable to the recognition of $175,721 of Unrealized Loss on Investment Securities during the period ended 2022 .

As of June 30, 2023 we had $3,786 in cash on hand and current liabilities of $241,411 such liabilities consisting of Income Tax Payable, Notes Payable, and Accrued Expenses. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

As of June 30, 2023 the Company was not party to any binding agreements which would commit SYBLEU to any material capital expenditures.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company, as defined by Rule 229.10(f)(1), we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of SYBLEU INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SYBLEU INC. as of June 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2020

Lakewood, CO

August 4, 2023

SYBLEU INC.
BALANCE SHEETS

	As of June 30, 2023	As of June 30, 2022
ASSETS
CURRENT ASSETS
Cash	$3,786	$66,850
Prepaid Expenses	15,613	0
Total Current Assets	$19,399	$66,850
OTHER ASSETS
Investment Securities	1,920	9,529
Prepaid Expenses (Long Term)	9,149
Acquired Intangible Assets, net of amortization	300,000
Total Other Assets	311,069	9,529
TOTAL ASSETS	$330,468	$76,379

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	10,935	10,935
Notes Payable	177,500	140,000
Notes Payable, Related Party		0
Expenses Accrued but Unpaid	15,500	452
Interest Accrued but Unpaid	27,476	13,253
Total Current Liabilities	231,411	164,640
Long Term Liabilities:
Unearned Income	150,002	161,699
Note Payable	300,000
Total Liabilities	$681,413	$326,338

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001; 10,418,000 shares issued and outstanding as of June 30, 2022 and 10,613,492 shares issued and outstanding as of June 30, 2023	1,062	1,042
Additional Paid in capital	179,348	100,049
Retained Earnings (Deficit )	(531,355)	(351,051)
Total Stockholders' Equity (Deficit)	(350,945)	(249,960)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$330,468	$76,379

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
STATEMENT OF OPERATIONS

	Year Ended June 30, 2023	Year Ended June 30, 2022
REVENUES
License Fees	11,696	11,700
TOTAL REVENUES	$11,696	$11,700
COSTS AND EXPENSES
Research and Development:
Staff Expenses	2,212	—
Consulting Costs	—	—
Licensing Expenses	82,275	—
Patent Application Costs	1,002	5,058
Total Research and Development	85,489	5,058
General and Administrative:
Transfer Agency Fees	2,807	1,884
Other General and Administrative Exexpenses	14,105	13,731
Total General and Administrative	16,912	15,615
Consulting, Related Party	4,716	—
Consulting:
Legal Fees	—	—
Accounting	27,500	47,400
Other Consulting
Website Development	3,000	—
Information Technology Consulting	10,759	—
Securities Depository Consulting	12,500	—
Total Consulting	58,475	47,400
Rent	—	—
Total Costs and Expenses	160,876	68,073

OPERATING Income( LOSS)	$(149,180)	$(56,373)

OTHER INCOME AND EXPENSES
Unrealized Gain ( Loss) on Investment Securities	(7,609)	(175,721)
Stock Cancellation Expense	(9,294)	—
Interest Income( Expense)	(14,221)	(13,252)
TOTAL OTHER INCOME ( EXPENSES)	(31,124)	(188,973)

NET INCOME ( LOSS) before taxes	(180,304)	(245,347)
Provision for Income Taxes
NET INCOME ( LOSS)	$(180,304)	$(245,347)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.02)	$(0.02)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,328,955	10,418,000

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

For the Year Ended June 30, 2023
	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2022	10,418,000	$1,042	$100,049	$(351,051)	$(249,960)
Net Loss for the quarter ended September 30, 2022				(19,750)	(19,750)
Balance September 30, 2022	10,418,000	$1,042	$100,049	$(370,801)	$(269,710)
Cancellation of shares 12/13/2022	(6,113,508)	$(611)	$(95)		$(706)
Issuance of shares for services 12/12/2022	6,000,000	$600	$22,260		$22,860
Net Loss for the quarter ended December 31, 2022				$(18,527)	$(18,527)
Balance December 31, 2022	10,304,492	$1,031	$122,214	$(389,328)	$(266,083)
Net Loss for the quarter ended March 31, 2023				$(29,034)	$(29,034)
Balance March 31, 2023	10,304,492	$1,031	$122,214	$(418,362)	$(295,117)
Issuance of shares as consideration 06/28/2023	309,000	$31	$57,134		$57,165
Net Loss for quarter ended June 30, 2023				$(112,993)	$(112,993)
Balance June 30, 2023	10,613,492	$1,062	$179,348	$(531,355)	$(350,945)

For the Year Ended June 30, 2022
	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Total
Balance June 30, 2021	10,418,000	$1,042	$100,049	$(105,705)	$(4,614)
Net Loss for the three months ended September 30,2021				(132,307)	$(132,307)
Balance September 30, 2021	10,418,000	$1,042	$100,049	$(238,012)	$(136,921)
Net Loss for the three months ended December 31,2021				$(61,751)	$(61,751)
Balance December 31, 2021	10,418,000	$1,042	$100,049	$(299,763)	$(198,672)
Net Loss for the three months ended March 31, 2022				$(27,030)	$(27,030)
Balance March 31, 2022	10,418,000	$1,042	$100,049	$(326,793)	$(225,702)
Net Loss for the three months ended June 30, 2022				$(24,548)	$(24,548)
Balance June 30, 2022	10,418,000	$1,042	$100,049	$(351,051)	$(249,960)

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
STATEMENT OF CASH FLOWS

	Year Ended June 30, 2023	Year ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(180,304)	$(245,347)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses	65,546
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	(10,283)
Increase (Decrease) in Accrued Expenses	29,270	13,257
(Increase) Decrease in Securities accepted as Payment
Increase( Decrease) in Unearned Income	(11,696)	(11,700)
Increase ( Decrease) in Income Tax Payable		(10,459)
Decrease in Common Stock	(611)
Decrease in Additional Paid in Capital	(95)
Unrealized Loss (Gain) in Investment Securities	7,609	175,721
Net Cash provided by (used) in Operating Activities	$(100,564)	$(78,528)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable, Related Parties		(8,919)
Increase (Decrease) in Notes Payable	37,500	140,000
Common Stock issued for Cash
Net Cash provided by (used) in Financing Activities	37,500	131,081

Net Increase (Decrease) in Cash	$(63,064)	$52,553
Cash at Beginning of Period	66,850	14,297
Cash at End of Period	$3,786	$66,850

Supplemental Cash Flow Information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$10,459

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of June 30, 2023

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

SYBLEU INC. (“Company”) was organized June 12, 2020 under the laws of the State of Wyoming.

The Company intends to engage primarily in the acquisition, licensing and development of regenerative medical applications up to the point of successful completion of Phase I and or Phase II clinical trials after which the Company would either attempt to sell or license those developed applications or, alternatively, advance the application further to Phase III clinical trials. The primary factor to be considered by us in arriving at a decision to advance an application further to Phase III clinical trials would be a greater than anticipated indication of efficacy seen in Phase I trials.

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

In determining Fair Value for shares issued to employees an asset based valuation method was utilized , specifically Enterprise Value (Assets Less Cash and Cash Equivalents plus Fair Value of Debt) less Fair Value of Debt. The following inputs were utilized.

Fair Value of Intellectual Property	$35,490
Securities	$3,771
Notes Payable	$140,000
Accrued Interest	$19,504
Taxes Payable	$10,935
Less Total Debt	$(170,439)
Portion of Enterprise Value available to shareholders	$39,261
Fair Value per share	$0.00381

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable

During the year ended June 30, 2023  no stock was issued for Non-Employee Services .

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

The Company applied the provisions of ASC 740-10-50, “Accounting For Uncertainty In Income Taxes”, which provides clarification related to the process associated with accounting for uncertain tax positions recognized in our financial statements. Audit periods remain open for review until the statute of limitations has passed. The completion of review or the expiration of the statute of limitations for a given audit period could result in an adjustment to the Company’s liability for income taxes. Any such adjustment could be material to the Company’s results of operations for any given quarterly or annual period based, in part, upon the results of operations for the given period. As of June 30, 2023 the Company had no uncertain tax positions, and will continue to evaluate for uncertain positions in the future.

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

Basic net loss per share amounts is computed by dividing the net income by the weighted average number of common shares outstanding. There were no Common Stock Equivalents as of June 30, 2023.

I. INTANGIBLE ASSETS

The Company amortizes its intangible assets with definite useful lives over their estimated useful lives and reviews these assets for impairment. The Company’s acquired intangible assets with definite useful lives consists of a 50% interest in and to including, but not limited to, the copyrights, trade secrets, trademarks and associated good will and patent rights to (a) the intellectual property disclosed in US Patent US11377442B2 (Small molecule agonists and antagonists of NR2F6 activity) and (b) ) the intellectual property disclosed in US Patent US US10472351B2 (Small molecule agonists and antagonists of NR2F6 activity in animals).

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $531,355 during the period from June 12, 2020 (inception) through June 30, 2023. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On June 26, 2023 the Company was granted an exclusive worldwide license by DYO Biotechnologies, Pty, Ltd (“DYO”) to (a) to make, have made, use, offer for sale, sell, perform, have performed export and import Licensed Products and Licensed Services; (b) to practice Licensed Methods; and (c) to use Technology, all in the Field, within the Territory and during the Term (the “License”).

“Technology” is defined in the License as” Artificial intelligence/machine learning engine designed to utilize existing chemical library structures in an integrated model to predict highly specific and sensitive novel chemical structures for molecular targets.”

“Licensed Products” are defined in the License as “any product, kit, composition, or part thereof: (a) that incorporates, uses, or is enabled or derived from the use of the Technology; or (b) that is produced or enabled by a Licensed Method.”

“Licensed Services” are defined in the License as “any service performed by Company or Sublicensee for the benefit of a third party that, in whole or in part, (a) uses Technology; (b) uses Licensed Product(s); or (c) that practices or is enabled by a Licensed Method.”

“Licensed Method” is defined in the License as “any method or process that uses Technology”

“Field” is defined in the License as small molecule drug development and commercialization for human and/or animal health.

“Territory” is defined in the License as “worldwide”.

The Term of the License is the period of time beginning on the effective date of this Agreement which shall be June 26, 2023 and terminating on the last to expire Royalty Term .

“Royalty Term” is defined in the License as that period of time beginning on the first commercial sale of a Licensed Product in a given country and, expires on a country-by-country basis with respect to each Licensed Product, upon the later of: (a) the expiration, abandonment, or invalidation of the last to expire, abandoned or invalidated Valid Claim of the Patent Rights in such country; (b) the expiration of any granted statutory period of marketing exclusivity within a country; and (c) 12 years from of the date of the first commercial sale of such Licensed Product in such country.

Pursuant to the terms and conditions of the License the Company shall raise $2,000,000 US through either debt or equity financing within 2 years of execution of this Agreement (“Funding”). The Company shall enter into a research collaboration agreement with DYO upon mutually acceptable terms and conditions within 30 days of Funding (“Research Agreement).

Substantially all of the Funding shall be utilized to enable the Technology for the benefit of developing Company’s existing and future small molecule drug intellectual property. It is anticipated that this research agreement will utilize substantially all of these funds over two years. It is agreed that the Company shall exclusively possess all right, title and interest in and to including, but not limited to, the copyrights, trade secrets, trademarks and associated good will and patent rights to any and all inventions, discoveries, intellectual property and chemical structures resulting from this Research Agreement.

Pursuant to the terms and conditions of the License the Company shall pay to DYO a Royalty equal to five percent (5%) of the Net Sales ( as such term is defined in the License) of any Licensed Method, Service or Product per annum. The License also imposes an obligation upon the Company to make minimum royalty payments to DYO over the course of the Term.

Pursuant to the terms and conditions of the License the l Company paid to DYO 309,000 common shares of the Company (“Stock Payment”) and also paid a $25,000 License Issuance Fee.

DYO shall not, directly or indirectly, offer, issue, sell, contract to sell (including without limitation short sale), grant any option for the sale of, pledge or otherwise dispose of or transfer any or all of the Stock Payment for a period of two years from the date of issuance.

Pursuant to the terms and conditions of the License Upon the occurrence of each of the following events (each a “Milestone”)), the Company shall make a cash payment (“Milestone Payment”) in the amount corresponding to such Milestone within thirty days after achievement of each Milestone:

Milestone	AMOUNT
1. Dosing of a first human patient in a Phase I or Phase I/II Clinical Trial for Licensed Product	$150,000 US
2. Dosing of a first patient in a Phase III Clinical Trial for Licensed Product	$500,000 US
3. FDA (US) Approval of a Licensed Product	$3,000,000 US
4. EMA (EU) Approval of a Licensed Product	$1,500,000 US
5. PMDA (JPN) Approval of a Licensed Product	$1,000,000 US
6. Cumulative Net Sales of Licensed Products reach $100 Million	$2,000,000 US

This License may be terminated by DYO in the event:

No licensed Method, Service or Product has been granted Patent Protection in at least one jurisdiction after the expiration of four years from execution

The sum of $2,000,000 shall not have been raised within 2 years of execution of the license

The Research Agreement shall not have been entered into as of thirty days subsequent to the Funding.

The Company shall not have achieved cumulative Net Sales of Licensed Product, Service and Methods of at least $10,000,000 as of a date that is ten years from the execution of the license

The Company shall fail to pay any consideration required under the license and such failure remains uncured for thirty days.

This License may be terminated by the Company in the event:

DYO shall be determined to not have exclusive unencumbered Patent Rights to the Technology in whole or in part.

Any other entity shall be determined to have the right- exercised or not- to utilize the Technology ( in whole or in part) to develop make, use, offer for sale, sell, perform, have performed export and import and sell products, methods and services which can reasonably be expected to be similar to or competitive with products, methods and services to be developed by the Company utilizing the rights granted by the License. .

DYO shall have failed to demonstrate during the course of due diligence to the satisfaction of the Company that the Technology can be effectively utilized for the purposes intended by this License

In the event that the Agreement is terminated pursuant to the any of the abovementioned the Stock Payment shall be promptly returned by DYO to the Company for cancellation.

Dr. Harry Lander serves as Chief Scientific Officer of the Company and is a shareholder of the Company. Dr. Harry Lander also serves as Managing Director of DYO and is a controlling shareholder of DYO.

On July 14, 2023 the Company’s Chief Executive Officer made a $3,600 capital contribution to the Company.

NOTE 5. NOTES PAYABLE

Bostonia Partners	$140,000
Zander Therapeutics Inc.	$12,500
Zander Biologics, Inc.	$300,000
Notes Payable, as of June 30, 2023	$477,500

$10,000 owed by the Company to Bostonia Partners bears simple interest at 10% and is due and payable September 20, 2022.

$30,000 owed by the Company to Bostonia Partners bears simple interest at 10% and is due and payable September 30, 2022.

$100,000 owed by the Company to Bostonia Partners bears simple interest at 10% and is due and payable October 5, 2022.

$12,500 owed by the Company to Zander Therapeutics, Inc bears simple interest at 10% and is due and payable April 4, 2024.

$25,000 owed by the Company to Bostonia Partners bears simple interest at 10% and is due and payable June 29, 2024.

$300,000 owed by the Company to Zander Biologics, Inc bears simple interest at 10% and is due and payable June 30, 2025.

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

On June 30, 2023 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2023:

Schedule Of Common Shares
6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) during the quarter ended June 30, 2023
$177,450	$1,920	$(175,530)	$(718)

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of June 30, 2023:

Common stock, $ 0.0001 par value; 100,000,000 shares authorized: 10,613,492 shares issued and outstanding.

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

NOTE 8. INCOME TAXES

As of June 30, 2023

Deferred tax assets:
Net operating tax carry forwards	$97,076
Other	0
Gross deferred tax assets	97,076
Valuation allowance	(97,076)
Net deferred tax assets	$0

As of June 30, 2023 the Company has a Deferred Tax Asset of $97,076 completely attributable to net operating loss carry forwards of approximately $60,219 generated during the calendar year ending December 31, 2020 and 98,368 generated during the calendar year ended December 31, 2021 and $77,144 generated during the calendar year ended December 31, 2022 (which expire 20 years from the date the loss was incurred).

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

NOTE 9. STOCK TRANSACTIONS

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

On December 13, 2022 the Company cancelled 6,113,508 common shares owned by David Koos, the Company’s previous sole officer and director, and a company controlled by David Koos. Effective December 13, 2022 David Koos resigned as a Director of the Company and also resigned from any and all other offices he had held of the Company (“Resignation”). In connection with his Resignation Koos has returned any and all common shares directly or indirectly held by Koos to the Company for cancellation. Also in connection with his Resignation Koos and the Company have entered into an agreement ( “Separation Agreement”) whereby the Company shall pay Koos the sum of $10,000.

On June 28, 2023 the Company issued 309,000 common shares (“Shares”) to DYO Biotechnologies, Pty, Ltd pursuant to the terms and conditions of an agreement entered into by and between DYO Biotechnologies, Pty, Ltd and the Company.

NOTE 10. SUBSEQUENT EVENTS

On July 14, 2023 the Company’s Chief Executive Officer made a $3,600 capital contribution to the Company.

Item 9A. Controls and Procedures

 a) Evaluation of disclosure controls and procedures.

The principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2023. Based on this evaluation, they have concluded that the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of June 30, 2023 is based on the framework in 2013 Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on its assessment, management believes that, as of June 30, 2023 the Company’s internal control over financial reporting is effective.

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

(c) There have been no changes during the quarter ended June 30, 2023 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 10. Directors, Executive Officers and Corporate Governance

Joseph G. Vaini

Joseph G. Vaini, 61, has served as Chief Financial Officer since July21, 2020 and as Chairman and sole Director of the Company since December 13, 2022. Mr. Vaini was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Chief Accounting Officer effective December 13, 2022. For the past ten years Mr. Vaini has been a freelance independent consultant assisting microcap companies in complying with securities laws and regulation as well as assisting companies in the preparation of GAAP compliant financial statements. Over the past five years Mr. Vaini has provided consulting services to Bio- Matrix Scientific Group, Inc., Regen BioPharma, Inc., Entest Group, Inc., and Zander Therapeutics, Inc. Mr. Vaini does not possess a college degree. Mr. Vaini worked as a registered securities representative holding a Series 7 and Series 63 License between 1989 and 1995

Harry Lander

On December 9, 2022 Harry Lander, Ph.D., M.B.A was appointed Chief Scientific Officer of SYBLEU INC. effective December 9,2022.

Harry Lander, 57, previously served in the following positions:

Organization:	Title:	Dates:	Primary Business
Dyo Biotechnologies	Managing Director	January 2019 to the Present	Drug Manufacturing and Laboratory Testing
Free Solo Therapeutics, Inc.	Chief Executive Officer, Director	May 2021 to the present	Vascular biology organ regeneration company
Capo Therapeutics, Inc.	Chief Executive Officer, Director	May 2019 to May 2022	Neurodegenerative disease vaccine company
Regen BioPharma, Inc.	President and Chief Scientific Officer	October 2015 to January 2019	Cancer Therapies
Zander Therapeutics, Inc.	President and Chief Scientific Officer	October 2017 to January 2019	Veterinary Therapies

Education:

M.B.A., Finance, 2001

The Stern School of Business, New York, University, New York, NY

Ph.D., Biochemistry, 1992

Cornell University Graduate School of Medical Sciences, New York, NY

B.S., Biochemistry and B.A., Chemistry, 1987

State University of New York at Stony Brook, Stony Brook, NY

Employment Agreements

On December 9, 2022 an agreement (“Agreement”) was entered into by and between the Company and Joseph G. Vaini (“Vaini”) whereby Vaini has agreed to serve as President, Chief Executive Officer, Secretary, Chief Financial Officer and Secretary, Treasurer and Principal Accounting Officer of the Company subject to the authority of the Company's Board of Directors (the “BOD”). Vaini shall perform such duties commensurate with his offices and as directed the BOD.

The Term of this Agreement shall commence on December 13, 2022 and shall expire on December 13, 2023 unless sooner terminated in accordance with specified provisions contained therein.

As sole compensation for performing his duties pursuant to the Agreement Vaini shall receive 3,000,000 of the Common Shares of the Company ( “Vaini Stock Payment”).Vaini has agreed that for a period of three years from December 9, 2022 Vaini shall not directly or indirectly, offer, issue, sell, contract to sell (including, without limitation, any short sale), grant any option for the sale of, pledge, or otherwise dispose of or transfer the Vaini stock payment.

On December 9, 2022 an agreement (“Agreement”) was entered into by and between the Company and Harry Lander (“Lander”) whereby Lander has agreed to serve as Chief Scientific Officer of the Company subject to the authority of the Company's Board of Directors (the “BOD”). Lander’s duties will include:

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

As sole compensation for performing his duties pursuant to the Agreement Lander shall receive 3,000,000 of the Common Shares of the Company (“Lander Stock Payment”).Lander has agreed that for a period of three years from December 9, 2022 Lander shall not directly or indirectly, offer, issue, sell, contract to sell (including, without limitation, any short sale), grant any option for the sale of, pledge, or otherwise dispose of or transfer the Lander stock payment.

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

Executive Compensation

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Koos, Chairman, President, CEO, CFO (CFO inception to July 20, 2020, Chairman President until December 13, 2022)	2022	0	0	0	0	0	0	0	0	0

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph G. Vaini CFO (since July 21, 2020)	2022	0	0	0	0	0	0	0	0	0

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph G. Vaini CFO (since July 21, 2020) Chairman, President, Treasurer, Chief Executive Officer since December 13, 2022	2023	0	0	0	11,400	0	0	0	0	11.400

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Restricted Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harry Lander Chief Scientific Officer (since December 9, 2022 )	2022	0	0	0	11,400	0	0	0	0	11,400

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

Based on 10,613,492 Common Shares outstanding as of July 31,2023.

Title of Class	Name and Address of Beneficial Holder	Number of Shares		%
Common	Harry Lander
	c/o Sybleu Inc.	3,309,000	(a)	31.18%
Common	Joseph G Vaini
	c/o Sybleu Inc.	3,210,790		30.25%
Common	Stephen Hake
	290 Saddle Run St. Henderson Nv	1,040,000	(b)	9.80%
Common	All officers and directors as a group	4,349,000	(c)	40.98%

(a) Includes 309,000 Common shares held by DYO BIOTECHNOLOGIES PTY LTD.

(b) Includes 1,000,000 Common Shares held by the The Stephen and Fredna Hake Trust DTD August 6, 2014 for which Dr. Hake serves as a Trustee

(c) Includes 309,000 Common shares held by DYO BIOTECHNOLOGIES PTY LTD.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On June 26, 2023 the Company was granted an exclusive worldwide license by DYO Biotechnologies, Pty, Ltd (“DYO”) to (a) to make, have made, use, offer for sale, sell, perform, have performed export and import Licensed Products and Licensed Services; (b) to practice Licensed Methods; and (c) to use Technology, all in the Field, within the Territory and during the Term (the “License”).

“Technology” is defined in the License as” Artificial intelligence/machine learning engine designed to utilize existing chemical library structures in an integrated model to predict highly specific and sensitive novel chemical structures for molecular targets.”

“Licensed Products” are defined in the License as “any product, kit, composition, or part thereof: (a) that incorporates, uses, or is enabled or derived from the use of the Technology; or (b) that is produced or enabled by a Licensed Method.”

“Licensed Services” are defined in the License as “any service performed by Company or Sublicensee for the benefit of a third party that, in whole or in part, (a) uses Technology; (b) uses Licensed Product(s); or (c) that practices or is enabled by a Licensed Method.”

“Licensed Method” is defined in the License as “any method or process that uses Technology”

“Field” is defined in the License as small molecule drug development and commercialization for human and/or animal health.

“Territory” is defined in the License as “worldwide”.

The Term of the License is the period of time beginning on the effective date of this Agreement which shall be June 26, 2023 and terminating on the last to expire Royalty Term .

“Royalty Term” is defined in the License as that period of time beginning on the first commercial sale of a Licensed Product in a given country and, expires on a country-by-country basis with respect to each Licensed Product, upon the later of: (a) the expiration, abandonment, or invalidation of the last to expire, abandoned or invalidated Valid Claim of the Patent Rights in such country; (b) the expiration of any granted statutory period of marketing exclusivity within a country; and (c) 12 years from of the date of the first commercial sale of such Licensed Product in such country.

Pursuant to the terms and conditions of the License the Company shall raise $2,000,000 US through either debt or equity financing within 2 years of execution of this Agreement (“Funding”). The Company shall enter into a research collaboration agreement with DYO upon mutually acceptable terms and conditions within 30 days of Funding (“Research Agreement).

Substantially all of the Funding shall be utilized to enable the Technology for the benefit of developing Company’s existing and future small molecule drug intellectual property. It is anticipated that this research agreement will utilize substantially all of these funds over two years. It is agreed that the Company shall exclusively possess all right, title and interest in and to including, but not limited to, the copyrights, trade secrets, trademarks and associated good will and patent rights to any and all inventions, discoveries, intellectual property and chemical structures resulting from this Research Agreement.

Pursuant to the terms and conditions of the License the Company shall pay to DYO a Royalty equal to five percent (5%) of the Net Sales ( as such term is defined in the License) of any Licensed Method, Service or Product per annum. The License also imposes an obligation upon the Company to make minimum royalty payments to DYO over the course of the Term.

Pursuant to the terms and conditions of the License the Company paid to DYO 309,000 common shares of the Company (“Stock Payment”) and also paid a $25,000 License Issuance Fee.

DYO shall not, directly or indirectly, offer, issue, sell, contract to sell (including without limitation short sale), grant any option for the sale of, pledge or otherwise dispose of or transfer any or all of the Stock Payment for a period of two years from the date of issuance.

Pursuant to the terms and conditions of the License Upon the occurrence of each of the following events (each a “Milestone”)), the Company shall make a cash payment (“Milestone Payment”) in the amount corresponding to such Milestone within thirty days after achievement of each Milestone:

Milestone	AMOUNT
1. Dosing of a first human patient in a Phase I or Phase I/II Clinical Trial for Licensed Product	$150,000 US
2. Dosing of a first patient in a Phase III Clinical Trial for Licensed Product	$500,000 US
3. FDA (US) Approval of a Licensed Product	$3,000,000 US
4. EMA (EU) Approval of a Licensed Product	$1,500,000 US
5. PMDA (JPN) Approval of a Licensed Product	$1,000,000 US
6. Cumulative Net Sales of Licensed Products reach $100 Million	$2,000,000 US

This License may be terminated by DYO in the event:

No licensed Method, Service or Product has been granted Patent Protection in at least one jurisdiction after the expiration of four years from execution

The sum of $2,000,000 shall not have been raised within 2 years of execution of the license

The Research Agreement shall not have been entered into as of thirty days subsequent to the Funding.

The Company shall not have achieved cumulative Net Sales of Licensed Product, Service and Methods of at least $10,000,000 as of a date that is ten years from the execution of the license

The Company shall fail to pay any consideration required under the license and such failure remains uncured for thirty days.

This License may be terminated by the Company in the event:

DYO shall be determined to not have exclusive unencumbered Patent Rights to the Technology in whole or in part.

Any other entity shall be determined to have the right- exercised or not- to utilize the Technology ( in whole or in part) to develop make, use, offer for sale, sell, perform, have performed export and import and sell products, methods and services which can reasonably be expected to be similar to or competitive with products, methods and services to be developed by the Company utilizing the rights granted by the License. .

DYO shall have failed to demonstrate during the course of due diligence to the satisfaction of the Company that the Technology can be effectively utilized for the purposes intended by this License

In the event that the Agreement is terminated pursuant to the any of the abovementioned the Stock Payment shall be promptly returned by DYO to the Company for cancellation.

Dr. Harry Lander serves as Chief Scientific Officer of the Company and is a shareholder of the Company. Dr. Harry Lander also serves as Managing Director of DYO and is a controlling shareholder of DYO.

On July 14, 2023 the Company’s Chief Executive Officer made a $3,600 capital contribution to the Company.

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning July 1,2022 and ending June 30, 2023:

Audit Fees	$11,000
Audit Related Fees	16,500
Tax Fees	0
All Other Fees	0
Total:	$27,500

The following table sets forth the aggregate fees billed to us by BF Borgers CPA PC for the period beginning July 1,2021 and ending June 30, 2022:

Audit Fees	$25,800
Audit Related Fees	21,600
Tax Fees	0
All Other Fees	0
Total:	$47,400

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

EXHIBITS

Exhibit	No. Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.21	Assignments
10.22	Stock Purchase Agreement
10.33	Assignment dated 12/2
10.38	License Agreement
10.7	Note Payable $20,000
10.8	Note Payable $30,000
10.9	Note Payable $100,000
10.10	Separation Agreement
10.11	Employment Agreement Vaini
10.12	Employment Agreement Lander
10.13	Joanne Vaini Agreement
10.14	License Agreement DYO
10.15	Zander Biologics IP Purchase Agreement
10.16	Note Payable $12,500
10.17	Note Payable $25,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC.

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title: Chairman, Chief Executive Officer, Director, Chief Financial Officer, Chief Accounting Officer

Date:	August 4, 2023

