Form 10-Q
period 2023-09-30
SYBLEU Inc
filed 2023-10-16
CIK 1818674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023.

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

(800) 807-4631

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2023 there were 10,613,492 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.
CONDENSED BALANCE SHEETS

	As of September 30, 2023	As of June 30, 2023
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$132	$3,786
Prepaid Expenses	9,319	15,613
Total Current Assets	$9,451	$19,399
OTHER ASSETS
Investment Securities	423	1,920
Prepaid Expenses ( Long Term)	9,149	9,149
Acquired Intangible Assets, net of amortization	294,680	300,000
Total Other Assets	304,252	311,069
TOTAL ASSETS	$313,703	$330,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	10,935	10,935
Notes Payable	183,000	177,500
Notes Payable, Related Party
Expenses Accrued but Unpaid	6,914	15,500
Interest Accrued but Unpaid	39,573	27,476
Total Current Liabilities	240,422	231,411
Long Term Liabilities:
Unearned Income	147,053	150,002
Note Payable	300,000	300,000
Total Liabilities	$687,475	$681,413
STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001; 10,613,492 shares issued and outstanding as of September 30, 2023 and 10,613,492 shares issued and outstanding as of June 30, 2023	1,062	1,062
Additional Paid in capital	179,348	179,348
Common Stock Payable	117,500	0
Contributed Capital	5,311	0
Retained Earnings (Deficit)	(676,993)	(531,355)
Total Stockholders' Equity (Deficit)	(373,772)	(350,945)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$313,703	$330,468

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended September 30, 2023	Quarter Ended September 30, 2022
REVENUES
License Fees	2,949	2,949
TOTAL REVENUES	$2,949	$2,949
COSTS AND EXPENSES
Research and Development:
Staff Expenses	949	0
Consulting Costs
Licensing Expenses	2,493	0
Patent Application Costs
Intellectual Property Acquisition Costs	105,000	0
Total Research and Development	108,442	0
General and Administrative:
Transfer Agency Fees	873	641
Other General and Administrative Expenses	5,121	1,029
Total General and Administrative	5,994	1,670
Consulting, Related Party	2,495	0
Consulting:
Legal Fees
Accounting	11,000	11,000
Other Consulting
Website Development
Information Technology Consulting	1,742	0
Securities Depository Consulting
Total Consulting	15,238	11,000
Rent
Total Costs and Expenses	129,674	12,670
OPERATING Income( LOSS)	$(126,724)	$(9,721)

OTHER INCOME AND EXPENSES
Unrealized Gain (Loss) on Investment Securities	(1,498)	(6,539)
Stock Cancellation Expense
Interest Income (Expense)	(12,097)	(3,490)
Amortization of Acquired Intangible Assets	(5,320)	0
TOTAL OTHER INCOME (EXPENSES)	(18,914)	(10,029)
NET INCOME ( LOSS) before taxes	(145,639)	(19,750)
Provision for Income Taxes	0	0
NET INCOME ( LOSS)	$(145,639)	$(19,750)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.01)	$—
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,613,492	10,418,000

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)
(Unaudited)

For the Quarter Ended September 30, 2022
	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Contributed Capital	Common Stock Payable	Total
Balance June 30, 2022	10,418,000	$1,042	$100,049	$(351,051)	$—	$—	$(249,960)
Net Loss for the quarter ended September 30, 2022				(19,750)			(19,750)
Balance September 30, 2022	10,418,000	$1,042	$100,049	$(370,801)	$—	$—	$(269,710)

For the Quarter Ended September 30, 2023
	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Contributed Capital	Common Stock Payable	Total
Balance June 30, 2023	10,613,492	$1,062	$179,348	$(531,355)	$—	$—	$(350,945)
Net Loss for the three months ended September 30, 2023				$(145,639)			$(145,639)
Capital Contributions during the three months ended September 30, 2023					$5,311		$5,311
Additions (Subtractions) Common Stock Payable three months ended September 30, 2023						$117,500	$117,500
Balance September 30, 2023	10,613,492	$1,062	$179,348	$(676,993)	$5,311	$117,500	$(373,772)

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

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter ended September 30, 2023	Quarter ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES	$(145,639)	$(19,750)
Net Income (Loss)
Adjustments to reconcile net Income (loss) to net cash
Common Stock Issued for payment of expenses
Changes in Operating Assets and Liabilities
(Increase) Decrease in Prepaid Expenses	6,294	3,188
Increase (Decrease) in Accrued Expenses	16,012
(Increase) Decrease in Securities accepted as Payment
Increase( Decrease) in Unearned Income	(2,949)	(2,949)
Increase ( Decrease) in Income Tax Payable
Decrease in Common Stock
Decrease in Additional Paid in Capital
Unrealized Loss (Gain) in Investment Securities	1,498	6,539
Increase in Common Stock Payable	105,000
Increase in Amortization of Acquired Intangible Assets	5,320
Increase in Capital Contributions	5,311
Net Cash provided by (used) in Operating Activities	$(9,154)	$(12,972)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable, Related Parties
Increase (Decrease) in Notes Payable	5,500
Common Stock issued for Cash
Net Cash provided by (used) in Financing Activities	5,500	0

Net Increase (Decrease) in Cash	$(3,654)	$(12,972)
Cash at Beginning of Period	3,786	66,850
Cash at End of Period	$132	$53,878

Supplemental Cash Flow Information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of September 30, 2023

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

During the quarter ended September 30, 2023 no stock was issued for Employee Compensation.

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

On February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The ASU requires organizations that lease assets, referred to as “lessees,” to recognize on the consolidated statement of financial position the rights and obligations created by those leases. The ASU also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The ASU on leases became effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This guidance is not expected to have a material impact on the Company’s financial statements.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $676,933 during the period from June 12, 2020 (inception) through September 30, 2023. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Term of the License is the period of time beginning on the effective date of this Agreement which shall be June 26, 2023 and terminating on the last to expire Royalty Term.

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

On July 14, 2023 the Company’s Chief Executive Officer made a $3,600 capital contribution to the Company.

On August 17, 2023 the Company’s Chief Executive Officer made a $311 capital contribution to the Company.

On August 30, 2023 the Company’s Chief Executive Officer made a $150 capital contribution to the Company.

On September 5, 2023 the Company’s Chief Executive Officer made a $1,000 capital contribution to the Company.

On September 29, 2023 the Company’s Chief Executive Officer made a $250 capital contribution to the Company.

NOTE 5. NOTES PAYABLE

Bostonia Partners	$140,000
Zander Therapeutics Inc.	$18,000
Zander Biologics, Inc.	$300,000
Notes Payable, as of September 30, 2023	$486,000

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

$5,500 owed by the Company to Zander Therapeutics, Inc bears simple interest at 10% and is due and payable August 2, 2024.

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

On September 30, 2023 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of September 30, 2023:

Schedule Of Common Shares
6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) during the quarter ended September 30, 2023
$177,450	$423	$(177,027)	$(1,498)

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of September 30, 2023:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CERTAIN FORWARD-LOOKING INFORMATION

Information provided in this Quarterly report on Form 10Q may contain forward-looking statements within the meaning of Section 21E or Securities Exchange Act of 1934 that are not historical facts and information. These statements represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future and operating results, statements concerning industry performance, the Company’s operations, economic performance, financial conditions, margins and growth in sales of the Company’s products, capital expenditures, financing needs, as well assumptions related to the forgoing. For this purpose, any statements contained in this Quarterly Report that are not statement of historical fact may be deemed to be forward-looking statements. These forward-looking statements are based on current expectations and involve various risks and uncertainties that could cause actual results and outcomes for future periods to differ materially from any forward-looking statement or views expressed herein. The Company’s financial performance and the forward-looking statements contained herein are further qualified by other risks including those set forth from time to time in the documents filed by the Company with the Securities and Exchange Commission, including the Company’s Form 10-K for the period ended June 30, 2023 . All references to” We”, “Us”, “Company” or the “Company” refer to SYBLEU INC.

As of September 30, 2023 we had cash of $132 and as of June 30, 2023 we had cash of $3,786. .The decrease in cash of approximately 96% is attributable to cash expended in the operation of the Company’s business.

As of June 30, 2023 we had Prepaid Expenses of $24,762 and as of September 30, 2023 we had Prepaid Expenses of $18,468. The decrease in Prepaid Expenses of approximately 25% is attributable to:

The recognition of expenses during the reporting period connected to:

(a) 3,000,000 common shares issued to Joseph G Vaini, the Company’s Chief Executive Officer, pursuant to an employment agreement to be expensed over the life of the agreement

(b) 3,000,000 common shares issued to Dr. Harry Lander, the Company’s Chief Scientific Officer, pursuant to an employment agreement expensed over the life of the agreement.

(c) $15,000 prepaid pursuant to an agreement with Joanne Vaini ( the spouse of Joseph G. Vaini) to be expensed over the life of the agreement.

As of June 30, 2023 we had Investment Securities of $1,920 and as of September 30, 2023 we had Investment Securities of $423.

The decrease in Investment Securities of approximately 78% is attributable to the revaluation as of September 30, 2023 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2023 we had Expenses Accrued but Unpaid of $15,500 and as of September 30, 2023 we had Expenses Accrued but Unpaid of $6,914. The decrease of approximately 55% is primarily attributable to the reclassification of $12,500 of Expenses Accrued but Unpaid as Common Stock Payable.

As of June 30, 2023 we had Interest Accrued but Unpaid of $27,476 consisting completely of interest accrued but yet to be paid on Notes Payable and as of September 30, 2023 we had Interest Accrued but Unpaid of $35,573 consisting completely of interest accrued but yet to be paid on Notes Payable.

The increase in Interest Accrued but Unpaid of approximately 44% is attributable to interest accrued on Notes Payable during the quarter ended September 30, 2023 but yet to be paid.

During the quarter ended September 30, 2023 the Company recognized an Operating Loss of $126,724 and during the quarter ended September 30, 2022 the Company recognized an Operating Loss of $9,721. The increase of 1,200% is primarily attributable to the recognition of $105,000 of Intellectual Property acquisition costs recognized during the quarter ended September 30, 2023 connected to the purchase of certain intellectual property from Zander Biologics Inc. on June 30, 2023.

During the quarter ended September 30, 2023 the Company recognized a Net Loss of $145,639 and during the quarter ended September 30, 2022 the Company recognized an Operating Loss of $19,750. The increase of 637% is primarily attributable to the recognition of $105,000 of Intellectual Property acquisition costs recognized during the quarter ended September 30, 2023 connected to the purchase of certain intellectual property from Zander Biologics Inc. on June 30, 2023.

As of September 30, 2023 we had $132 in cash on hand and current liabilities of $240,422 such liabilities consisting of Income Tax Payable ,Accrued Expenses, Notes Payable and interest on Promissory Notes accrued but unpaid. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on July 1, 2023 and ending on September 30, 2023, Joseph G. Vaini , who serves as the Company’s Principal Executive Officer and Principal Financial Officer, has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no Unregistered Sales of Equity Securities during the quarter ended September 30, 2023.

EXHIBITS

Exhibit	No. Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.21	Assignments
10.22	Stock Purchase Agreement
10.33	Assignment dated 12/2
10.38	License Agreement
10.7	Note Payable $20,000
10.8	Note Payable $30,000
10.9	Note Payable $100,000
10.10	Separation Agreement
10.11	Employment Agreement Vaini
10.12	Employment Agreement Lander
10.13	Joanne Vaini Agreement
10.14	License Agreement DYO
10.15	Zander Biologics IP Purchase Agreement
10.16	Note Payable $12,500
10.17	Note Payable $25,000
10.18	Note Payable $5,500

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chairman, Chief Executive Officer

Date:	October 16, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chief Financial Officer, Director

Date:	October 16, 2023

