Form 10-Q
period 2023-12-31
SYBLEU Inc
filed 2024-01-23
CIK 1818674

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

_________________

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2023

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2023 there were 10,613,492 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYBLEU INC.

CONDENSED  BALANCE SHEETS

	As of December 31, 2023	As of June 30, 2023
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$175	$3,786
Prepaid Expenses	9,033	15,613
Other Current Assets	2,006
Total Current Assets	$11,214	$19,399
OTHER ASSETS
Investment Securities	1	1,920
Prepaid Expenses ( Long Term)	3,578	9,149
Acquired Intangible Assets, net of amortization	289,361	300,000
Total Other Assets	292,940	311,069
TOTAL ASSETS	$304,154	$330,468

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Income Taxes Payable	0	10,935
Notes Payable	188,500	177,500
Expenses Accrued but Unpaid	9,677	15,500
Interest Accrued but Unpaid	51,833	27,476
Total Current Liabilities	250,010	231,411
Long Term Liabilities:
Unearned Income	144,104	150,002
Note Payable	300,000	300,000
Total Liabilities	$694,114	$681,413

STOCKHOLDERS' EQUITY (DEFICIT)
Common Stock ($.0001 par value) 100,000,000 shares authorized; par value $0.0001 10,613,492 shares issued and outstanding as of December 31, 2023 and 10,613,492 shares issued and outstanding as of June 30, 2023
Additional Paid in capital	179,348	179,348
Common Stock Payable	117,500	0
Contributed Capital	9,344	0
Retained Earnings (Deficit )	(697,214)	(531,355)
Total Stockholders' Equity (Deficit)	(389,960)	(350,945)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$304,154	$330,468

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	Quarter Ended December 31, 2023	Quarter Ended December 31, 2022	Six Months Ended December 31, 2023	Six Months Ended December 31 2022
REVENUES
License Fees	2,949	2,948	5,898	5,897
TOTAL REVENUES	$2,949	$2,948	$5,898	$5,897
COSTS AND EXPENSES
Research and Development:
Staff Expenses	949	345	1,898	345
Licensing Expenses	2,493		4,986
Intellectual Property Acquisition Costs			105,000
Total Research and Development	3,442	345	111,884	345
General and Administrative:
Transfer Agency Fees	762	691	1,635	1,332
Other General and Administrative Expenses	4,411	1,404	9,532	2,433
Total General and Administrative	5,173	2,095	11,167	3,765
Consulting, Related Party	2,495		4,991
Legal Fees	1,500		1,500
Accounting	5,500	5,500	16,500	16,500
Information Technology Consulting			1,742
Total Consulting	7,000	5,500	19,742	16,500
Total Costs and Expenses	18,111	7,940	147,784	20,610
OPERATING Income( LOSS)	$(15,162)	$(4,992)	$(141,886)	$(14,713)

OTHER INCOME AND EXPENSES
Unrealized Gain ( Loss) on Investment Securities	(421)	(790)	(1,919)	(7,329)
Stock Cancellation Expense		(9,294)		(9,294)
Interest Income( Expense)	(12,260)	(3,451)	(24,357)	(6,941)
Gain on Recalculation of Tax Liability	12,941		12,941
Amortization of Acquired Intangible Assets	(5,320)		(10,639)
TOTAL OTHER INCOME ( EXPENSES)	(5,060)	(13,535)	(23,974)	(25,564)

NET INCOME (LOSS) before taxes	(20,221)	(18,527)	(165,860)	(38,277)
Provision for Income Taxes	0	0	0	0
NET INCOME (LOSS)	$(20,221)	$(18,527)	$(165,860)	$(38,277)
BASIC AND FULLY DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,613,492	10,394,301	10,613,492	10,406,215

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

CONDENSED STATEMENTS OF SHAREHOLDERS EQUITY (DEFICIT)

(Unaudited)

For the Six Months Ended December 31, 2022

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Contributed Capital	Common Stock Payable	Total
Balance June 30, 2022	10,418,000	$1,042	$100,049	$(351,051)	$—	$—	$(249,960)
Net Loss for the quarter ended September 30, 2022	—	—	—	(19,750)	—	—	(19,750)
Balance September 30, 2022	10,418,000	$1,042	$100,049	$(370,801)	$—	$—	$(269,710)
Cancellation of shares 12/13/2022	(6,113,508)	$(611)	$(95)				$(706)
Issuance of shares for services 12/12/2022	6,000,000	$600	$22,260	—	—	—	$22,860
Net Loss for the quarter ended December 31, 2022	—	—	—	$(18,527)	—	—	$(18,527)
Balance December 31, 2022	10,304,492	$1,031	$122,214	$(389,328)	—	—	$(266,083)

For the Six Months Ended December 31, 2023

	Common
	Shares	Amount	Additional Paid in Capital	Retained Deficit	Contributed Capital	Common Stock Payable	Total
Balance June 30, 2023	10,613,492	$1,062	$179,348	$(531,355)	$—	$—	$(350,945)
Net Loss for the three months ended September 30, 2023	—	—	—	$(145,639)	—	—	$(145,639)
Capital Contributions during the three months ended September 30, 2023	—	—	—	—	$5,311	—	$5,311
Additions (Subtractions) Common Stock Payable three months ended September 30, 2023	—	—	—	—	—	$117,500	$117,500
Balance September 30, 2023	10,613,492	$1,062	$179,348	$(676,993)	$5,311	$117,500	$(373,772)
Net Loss for the three months ended December 31 2023	—	—	—	$(20,221)	—	—	$(20,221)
Capital Contributions during the three months ended December 31, 2023	—	—	—	—	$4,033	—	$4,033
Balance December 31, 2023	10,613,492	$1,062	$179,348	$(697,215)	$9,344	$117,500	$(389,960)

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31, 2023	Six Months Ended December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES	$(165,860)	$(38,277)
Net Income (Loss)
Adjustments to reconcile net Income (loss) to net cash
Changes in Operating Assets and Liabilities		909
(Increase) Decrease in Prepaid Expenses	12,151
Increase (Decrease) in Accrued Expenses	31,035	6,640
(Increase) Decrease in Securities accepted as Payment	0
Increase( Decrease) in Unearned Income	(5,898)	(5,897)
Increase ( Decrease) in Income Tax Payable	(10,935)
Decrease in Common Stock	0	(611)
Decrease in Additional Paid in Capital	0	(95)
Unrealized Loss (Gain) in Investment Securities	1,919	7,329
Increase in Common Stock Payable	105,000
Increase in Amortization of Acquired Intangible Assets	10,640
(Increase) Decrease in Other Receivable	(2,006)
Increase in Capital Contributions	9,344
Net Cash provided by (used) in Operating Activities	$(14,611)	$(30,002)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (Decrease) in Notes Payable, Related Parties
Increase (Decrease) in Notes Payable	11,000
Common Stock issued for Cash
Net Cash provided by (used) in Financing Activities	11,000

Net Increase (Decrease) in Cash	$(3,611)	$(30,002)

Cash at Beginning of Period	3,786	66,850
Cash at End of Period	$175	$36,848

Supplemental Cash Flow Information:
Interest Paid	$—	$—
Income Taxes Paid	$—	$—

The Accompanying Notes are an Integral Part of These Financial Statements

SYBLEU INC.

Notes to Condensed Financial Statements

As of December 31, 2023

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

During the quarter ended December 31, 2023 no stock was issued for Employee Compensation.

Stock issued for Non-Employee Services

Stock Based compensation to non-employees is accounted for in accordance with ASC 505-50. ASC 505-50 requires entities to account for non-employee equity transactions based on either the fair value of the services received or the fair value of the equity instrument issued utilizing whichever measurement is most reliable

During the  quarter ended December 31, 2023  no stock was issued for Non-Employee Services .

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has generated net losses of $697,215 during the period from June 12, 2020 (inception) through December 31, 2023. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 14, 2023 the Company’s Chief Executive Officer made a $3,600 capital contribution to the Company.

On August 17, 2023 the Company’s Chief Executive Officer made a $311 capital contribution to the Company.

On August 30, 2023 the Company’s Chief Executive Officer made a $150 capital contribution to the Company.

On September 5, 2023 the Company’s Chief Executive Officer made a $1,000 capital contribution to the Company.

On September 29, 2023 the Company’s Chief Executive Officer made a $250 capital contribution to the Company.

During the Quarter ended December 31, 2023 the Company’s Chief Executive Officer made capital contributions to the Company totaling $4,033.

NOTE 5. NOTES PAYABLE

Bostonia Partners	$140,000
Zander Therapeutics Inc.	$23,500
Zander Biologics, Inc.	$300,000
Notes Payable, as of December 31, 2023	$488,500

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

$5,500 owed by the Company to Zander Therapeutics, Inc bears simple interest at 10% and is due and payable October 16, 2024.

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

On December 31, 2023 the Company revalued 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of December 31, 2023:

Schedule Of Common Shares
6,500 Common Shares of Oncology Pharma, Inc.

Basis	Fair Value	Total Unrealized Losses	Net Unrealized Gain or (Loss) during the quarter ended December 31, 2023
$177,450	$1	$(177,449)	$(421)

NOTE 7. STOCKHOLDERS’ EQUITY

The stockholders’ equity section of the Company contains the following class of capital stock as of December 31, 2023:

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

As of December 31, 2023 we had cash of $175 and as of June 30, 2023 we had cash of $3,786. .The decrease in cash of approximately 96% is attributable to cash expended in the operation of the Company’s business.

As of June 30, 2023 we had Prepaid Expenses of $24,762 and as of December 31, 2023 we had Prepaid Expenses of $12,611. The decrease in Prepaid Expenses of approximately 49% is primarily attributable to:

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

As of June 30, 2023 we had Income Taxes Payable of $10,935 and as of December 31, 2023 we had Income Taxes Payable of $0. The decrease in Income Taxes Payable resulted from a recalculation of tax liability for the tax year ended 2021 as a result of application of a Net Operating Loss Carryover of $60, 219. This action also resulted in a refund on taxes paid due but not yet paid to the Company of $2,006 reflected on the Company’s Balance Sheets as of December 31, 2023 as Other Current Assets.

As of June 30, 2023 we had Investment Securities of $1,920 and as of December 31, 2023 we had Investment Securities of $1.

The decrease in Investment Securities of approximately 78% is attributable to the revaluation as of September 30, 2023 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market. The decrease in Investment Securities is attributable to the revaluation as of December 31, 2023 of 6,500 common shares of Oncology Pharma, Inc. at the closing price of the common shares on the OTC Pink market.

As of June 30, 2023 we had Expenses Accrued but Unpaid of $15,500 and as of September 30, 2023 we had Expenses Accrued but Unpaid of $9,997. The decrease of approximately 37% is primarily attributable to the reclassification of $12,500 of Expenses Accrued but Unpaid as Common Stock Payable.

As of June 30, 2023 we had Interest Accrued but Unpaid of $27,476 consisting completely of interest accrued but yet to be paid on Notes Payable and as of December 31, 2023 we had Interest Accrued but Unpaid of $51,833 consisting completely of interest accrued but yet to be paid on Notes Payable.

The increase in Interest Accrued but Unpaid of approximately 44% is attributable to interest accrued on Notes Payable during the six months ended December 31, 2023 but yet to be paid.

During the quarter ended December 31, 2023 the Company recognized an Operating Loss of $15,162 and during the quarter ended December 31, 2022 the Company recognized an Operating Loss of $4,992. The increase of approximately 204% is primarily attributable to increased expenses recognized in the categories of Research and Development, General and Administrative Expenses and Consulting Expenses during the quarter ended 2023 as compared to the quarter ended 2022.

During the quarter ended December 31, 2023 the Company recognized a Net Loss of $20,221 and during the quarter ended September 30, 2022 the Company recognized a Net Loss of $18,527. This increase of approximately 9% is primarily attributable to increased expenses recognized in the categories of Research and Development, General and Administrative Expenses and Consulting Expenses during the quarter ended 2023 as compared to the quarter ended 2022 offset by the recognition of a gain of $12,921 during the quarter ended December 31, 2023 attributable to a Recalculation of Income Tax Liability.

During the six months ended December 31, 2023 the Company recognized an Operating Loss of $141,866 and during the six months ended December 31, 2022 the Company recognized an Operating Loss of $14,713. The increase of approximately 864% is primarily attributable to the recognition of $105,000 of Intellectual Property acquisition costs recognized during the quarter ended September 30, 2023 connected to the purchase of certain intellectual property from Zander Biologics Inc. on June 30, 2023.

During the six months ended December 31, 2023 the Company recognized a Net Loss of $168,560 and during the six months ended December 31, 2022 the Company recognized a Net Loss of $38,277. The increase of approximately 333% is primarily attributable to the recognition of $105,000 of Intellectual Property acquisition costs recognized during the quarter ended September 30, 2023 connected to the purchase of certain intellectual property from Zander Biologics Inc. on June 30, 2023.

As of December 31, 2023 we had $175 in cash on hand and current liabilities of $250,010 such liabilities consisting of Accrued Expenses, Notes Payable and interest on Promissory Notes accrued but unpaid. We feel we will not be able to satisfy our cash requirements over the next twelve months and shall be required to seek additional financing.

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

Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the period commencing on October 1, 2023 and ending on December 31, 2023, Joseph G. Vaini , who serves as the Company’s Principal Executive Officer and Principal Financial Officer, has determined that there were no changes to the Company’s internal controls over financial reporting that have been materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no Unregistered Sales of Equity Securities during the quarter ended December 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission Of Matters To A Vote Of Security Holders

None.

Item 5. Other Information

During the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

EXHIBITS

Exhibit	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 3026 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
3(i)	Articles of Incorporation
3(ii)	Bylaws
10.1	Agreement with Dr. Stephen Hake
10.2	Agreement with Dr. Jason Garber
10.21	Assignments
10.22	Stock Purchase Agreement
10.33	Assignment dated 12/2
10.38	License Agreement
10.7	Note Payable $20,000
10.8	Note Payable $30,000
10.9	Note Payable $100,000
10.10	Separation Agreement
10.11	Employment Agreement Vaini
10.12	Employment Agreement Lander
10.13	Joanne Vaini Agreement
10.14	License Agreement DYO
10.15	Zander Biologics IP Purchase Agreement
10.16	Note Payable $12,500
10.17	Note Payable $25,000
10.18	Note Payable $5,500
10.19	Note Payable $5,500

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chairman, Chief Executive Officer

Date:	January 23, 2024

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYBLEU INC

By:	/s/ Joseph G. Vaini
Name:	Joseph G. Vaini
Title:	Chief Financial Officer, Director

Date:	January 23, 2024

